Form 10-Q
period 1995-03-31
MYCOGEN CORP
filed 1995-05-15
CIK 813742

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to _______________

                        Commission file number: 0-15881
                                                -------

                              MYCOGEN CORPORATION
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                  95-3802654
- ------------------------------------------         -----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

5501 Oberlin Drive,  San Diego, California                    92121
- ------------------------------------------          ------------------------
(Address of principal executive offices)                   (Zip Code)

                                (619) 453-8030
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---


19,311,380 shares of Common Stock were outstanding as of May 9, 1995.

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           Mycogen Corporation

         Interim Consolidated Condensed Statements of Operations
              (Amounts in thousands, except per share data)

                                                   Three months ended
                                                        March 31,
                                                   1995           1994
                                                 -------        -------
                                                      (Unaudited)
Net operating revenues:
  Unrelated parties........................       $51,158       $51,656
  Related party............................             -         1,068
Contract and other revenues:
  Unrelated parties........................           969         1,201
  Related party............................           604           848
                                                  -------       -------

      Total revenues.......................        52,731        54,773
                                                  -------       -------

Costs and expenses:
  Cost of operating revenues...............        30,515        30,673
  Selling, general and administrative......         8,905         8,561
  Research and development.................         4,744         4,252
  Amortization of intangible assets........           555           489
                                                  -------       -------

    Total costs and expenses...............        44,719        43,975
                                                  -------       -------

Operating income ..........................         8,012        10,798

  Interest income and expense, net.........           153           599
  Exchange gain (loss).....................           138            26
                                                  -------       -------
Net income.................................         8,303        11,423
Dividends on preferred stock...............          (375)         (357)
                                                  -------       -------
Net income applicable to common shares.....       $ 7,928       $11,066
                                                  =======       =======

Net income per common share:
  Primary..................................       $   .41       $   .58
                                                  =======       =======

  Assuming full dilution...................       $   .39       $   .55
                                                  =======       =======

Weighted average number of shares:
  Primary..................................        19,205        19,036
                                                  =======       =======

  Assuming full dilution...................        21,330        20,810
                                                  =======       =======

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

                     Consolidated Condensed Balance Sheets
                 (Dollars in thousands, except par value data)


                                                                      March 31,          December 31,
                                                                         1995               1994
                          Assets                                     (Unaudited)           (Note)
                                                                     -----------         ------------
Current assets:
  Cash, cash equivalents and securities available-for-sale......       $ 22,543           $ 36,055
  Accounts and notes receivable, net of allowances..............         40,295             11,369
  Inventories...................................................         40,257             51,697
  Prepaid expenses..............................................            853              1,241
                                                                       --------           --------
    Total current assets........................................        103,948            100,362

Net property, plant and equipment...............................         50,341             48,069
Net intangible assets...........................................         17,648             17,961
Other assets....................................................         13,012              8,714
                                                                       --------           --------
Total assets....................................................       $184,949           $175,106
                                                                       ========           ========

              Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings.........................................       $ 10,560           $  2,000
  Accounts payable..............................................          6,057             12,377
  Deferred revenues.............................................          9,856             12,898
  Other current liabilities.....................................          7,295              7,209
                                                                      ---------          ---------

    Total current liabilities...................................         33,768             34,484

Long-term liabilities...........................................          3,492              3,534
Minority interest...............................................         21,406             21,406

Stockholders' equity:
  Senior convertible cumulative preferred stock:
    Series A preferred stock, $.001 par value, 6,777 shares
    authorized; 3,036 and 2,999 shares issued to a related
    party and outstanding at March 31, 1995 and December 31,
    1994, respectively; aggregate liquidation preference,
    $30,368 and $29,993 respectively............................              -                  -
  Common stock, $.001 par value, 40,000,000 shares authorized;
    19,305,713 and 19,108,489 shares issued and outstanding at
    March 31, 1995 and December 31, 1994, respectively..........             19                 19
  Additional paid in capital....................................        215,726            213,428
  Deficit.......................................................        (89,462)           (97,765)
                                                                       --------           --------
    Total stockholders' equity..................................        126,283            115,682
                                                                       --------           --------
Total liabilities and stockholders' equity......................       $184,949           $175,106
                                                                       ========           ========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Cash Flows
                            (Dollars in thousands)

                                                                        Three months ended
                                                                             March 31,
                                                                        1995           1994
                                                                      --------       --------
                                                                            (Unaudited)
Operating activities:
  Net income...................................................       $  8,303       $ 11,423
  Items which did not use cash:
    Depreciation ..............................................          1,106          1,347
    Amortization of intangible assets..........................            555            489
    Other expense not requiring cash...........................            128             90
  Changes in operating assets and liabilities:
    Accounts and notes receivable..............................        (28,754)       (36,173)
    Inventories................................................         11,440         13,943
    Prepaid expenses...........................................            388           (332)
    Accounts payable...........................................         (6,320)        (4,215)
    Deferred revenues..........................................         (3,042)         2,349
    Other current liabilities..................................            133          2,215
                                                                      --------       --------

      Cash used in operating activities........................        (16,063)        (8,864)
                                                                      --------       --------
Investing activities:
  Proceeds from sales of available-for-sale securities.........          1,103         15,753
  Proceeds from maturities of available-for-sale securities....          4,193          5,342
  Purchases of available-for-sale securities...................              -         (4,809)
  Capital expenditures.........................................         (3,264)        (1,578)
  Prepaid contract manufacturing...............................         (3,009)          (279)
  Change in intangibles and other assets.......................           (181)          (418)
                                                                      --------       --------
      Cash provided by (used in) investing activities..........         (1,158)        14,011
                                                                      --------       --------
Financing activities:
  Net change in short-term borrowings..........................          8,560        (10,100)
  Payments on long-term borrowings.............................            (89)             -
  Proceeds from sale of common stock...........................            110            118
                                                                      --------       --------
    Cash provided by (used in) financing activities............          8,581         (9,982)
                                                                      --------       --------
Effect of exchange rate changes on cash and cash equivalents...            229            344
                                                                      --------       --------
Decrease in cash and cash equivalents..........................         (8,411)        (4,491)
Cash and cash equivalents at beginning of period...............          9,475          9,120
                                                                      --------       --------
Cash and cash equivalents at end of period.....................          1,064          4,629
Securities available-for-sale..................................         21,479         33,427
                                                                      --------       --------
Cash, cash equivalents and securities available-for-sale
 at end of period..............................................       $ 22,543       $ 38,056
                                                                      ========       ========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

PART I - FINANCIAL INFORMATION
- ------------------------------
Item 1.  Financial Statements (continued).


                              Mycogen Corporation
                              -------------------
          Notes to Interim Consolidated Condensed Financial Statements



Note 1.  General
- ----------------

The accompanying financial statements include the accounts of Mycogen Corporation, its wholly-owned subsidiaries and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report and Form 10-K of the Company for the fiscal year ended December 31, 1994.

The Company has elected to change its fiscal year end from December 31 to August
31. A Form 10-Q will be filed for the quarter ending June 30, 1995 and a Form 10-K will be filed for the eight-month transition period ending August 31, 1995.

The Company's business is highly seasonal. Operating revenues are expected to be concentrated principally in the quarters ending March 31 and June 30 as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months ended March 31, 1995 are not indicative of operating revenues and results to be expected for a full fiscal year.

Certain prior year amounts have been reclassified to conform to the 1995 presentation.


Note 2.  Supplemental Schedule of Non-Cash Investing and Financing Activities
- -----------------------------------------------------------------------------
Non-cash investing and financing activities for the three months ended March 31, are as follows:


(In thousands)                                         1995            1994
                                                     --------         ------
Dividends on preferred stock                         $    375         $  357
                                                     ========         ======
Issuance of Company stock for business acquisition   $  1,350         $   --
                                                     ========         ======

Note 3.  Inventories
- --------------------
Inventories are comprised of:

                                               March 31,       December 31,
(In thousands)                                   1995              1994
                                              ----------       ------------
Raw materials and supplies                    $    6,112        $     4,323
Work in process                                    4,793              8,834
Finished goods                                    29,352             38,540
                                              ----------        -----------
  Total                                       $   40,257        $    51,697
                                              ==========        ===========


Note 4. Accumulated Depreciation and Amortization
- -------------------------------------------------
Accumulated depreciation of property, plant and equipment was $15.0 million and $13.8 million at March 31, 1995 and December 31, 1994, respectively.

Accumulated amortization of intangible assets was $6.4 and $5.8 million at March 31, 1995 and December 31, 1994, respectively.


Note 5.  Income Taxes
- ---------------------
No provision for income tax is recognized for the three months ended March 31, 1995 since the Company anticipates that the effective tax rate for the eight months ending August 31, 1995 will be zero due to the available net operating loss carryforwards.


Note 6.  Net Income Per Common Share
- ------------------------------------
Net income per common share for the quarters ended March 31, 1995 and 1994 is determined by deducting dividends on preferred stock from net income and dividing the net result by the weighted average number of common shares outstanding during the respective period. The dilutive effect of common shares issuable under stock options was less than 3% and was not included in the computation of primary earnings per share.

Net income per common share assuming full dilution includes common shares issuable upon the exercise of stock options and the conversion of preferred stock into common stock. The computation also excludes the effect of preferred stock dividends.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SEASONALITY

As a result of the seasonality of the Company's business, revenues, expenses and income for the three months ended March 31 are not indicative of the revenues, expenses and income to be expected for a full fiscal year.

SUMMARY STATEMENTS OF OPERATIONS

The following table presents selected data in the Interim Consolidated Condensed Statements of Operations as a percentage of net operating revenues.


                                   THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                1995               1994
                                ---------------    ---------------
Net operating revenues          $51,158   100.0%   $52,724   100.0%
Cost of operating revenues       30,515    59.6%    30,673    58.2%
                                ---------------    ---------------
  Gross margin                  $20,643    40.4%   $22,051    41.8%


                             RESULTS OF OPERATIONS

NET OPERATING REVENUES, COST OF OPERATING REVENUES AND GROSS MARGIN

Net operating revenues for the three months ended March 31, 1995 decreased slightly to $51.2 million from $52.7 million for the same period in 1994. Domestic seed revenues were $2.8 million lower due mainly to lower soybean and sunflower sales volume. These declines were partially offset by higher international revenues.

     Gross margins totaled $20.6 million for the three months ended March 31, 1995, compared to $22.1 million for the same period in 1994. As a percentage of net operating revenues, gross margins decreased from 41.8% to 40.4% due mainly a less favorable sales mix in international and biopesticide divisions.

     The Company anticipates a negative impact on its crop protection business as a result of severe flooding in California's Salinas Valley.

CONTRACT AND OTHER REVENUES

Contract and other revenues decreased to $1.6 million for the three months ended March 31, 1995 from $2.0 million for the same period in 1994 due primarily to a reduction in the annual funding from Lubrizol.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $.3 million to $8.9 million for the three months ended March 31, 1995, from $8.6 million for the same period in 1994. The increase is due mainly to higher sales and marketing efforts in Europe and severance costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $4.7 million for the three months ended March 31, 1995, from $4.3 million for the same period in 1994. The increase is due to primarily to higher commercial development efforts in Europe and South America.

INTEREST INCOME AND EXPENSE, NET

Interest income and expense, net decreased to $.2 million for the three months ended March 31, 1995, from $.6 million for the same period in 1994 due primarily to lower cash balances available for investment, higher levels of borrowing and higher interest rates.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments decreased by $13.5 million to $22.5 million during the three months ended March 31, 1995. This decrease was due primarily to prepaid contract manufacturing costs of $3.0 million, the purchase of land and buildings for $2.5 million, other capital expenditures which totaled $.8 million and cash used in operations of $16.1 million primarily for working capital needs, which are highly seasonal. Higher accounts receivable and lower accounts payable and deferred revenues were somewhat offset by lower inventory. Payments for seed inventories are principally made during December through March while cash from seed sales is received mainly during July through September. The exact timing of payments for seed inventories and collections for seed sales are influenced by farmer's economic conditions and the Company's and competitors discount programs. This decrease was offset by net proceeds from the Company's line of credit facility totaling $8.6 million. The Company has a $25 million bank line of credit facility to fund portions of its seasonal working capital needs, of which $14.4 million was unused at March 31, 1995.

     The Company is committed to an exclusive manufacturing agreement whereby the Company has agreed to pay for the actual cost of constructing a new manufacturing facility which will be owned by the manufacturer. The Company has made payments totaling $9.7 million through March 1995 and will pay an additional $.6 million during the second quarter of 1995 to the manufacturer for the completion of the facility. During the first quarter of 1995 the Company purchased certain land and buildings at its headquarters, a portion of which the Company had previously leased, totaling $2.5 million. The purchase of the land and buildings was financed with a $2.5 million seven-year note payable to a bank obtained in December 1994. Other capital expenditures are expected to approach $4.0 million for the eight months ended August 31, 1995. It is anticipated that the payments for the completion of the manufacturing facility, the remainder of the improvements to the acquired buildings and other capital expenditures will be funded with existing cash.

     Dividends on the Series A preferred stock are cumulative and are payable quarterly to Lubrizol in additional shares of preferred stock. Starting in December 1997 and thereafter, the dividends are payable in cash. Also, the Company has agreed to purchase the remaining ownership interest of MPS from Lubrizol for additional Common Stock or, after November 2000, for cash at a price between $21.4 million and $26.3 million. The Company plans to pursue an acquisition strategy to complement existing technologies. It is anticipated that any acquisitions would be financed with existing cash, stock or debt.

     The Company anticipates that its current cash position, funds from its existing line of credit, interest income and revenue from operations and collaborative agreements will be sufficient to finance working capital and capital requirements for the immediate future. However, the Company's capital requirements may vary as a result of competitive and technological developments, the timing of regulatory approval for new products and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     a)   The annual meeting of stockholders was held on April 20, 1995.

     b)   Not required.

     c) The following Board of Directors were elected to serve until the next Annual Meeting and until their successors are elected and qualified:

                                 Number of Votes Cast

                                Affirmative   Negative
                                -----------   --------
          Thomas J. Cable        17,040,847    379,293
          Jerry D. Caulder       17,039,706    380,434
          George R. Hill         17,052,147    367,993
          David H. Rammler       17,041,897    378,243
          A. John Speziale       17,045,582    374,558

          The proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance by 1,000,000 shares was approved by 10,284,941 affirmative votes vs. 4,314,981 negative votes vs. 210,249 abstentions vs. 2,609,119 broker non-votes.

          The proposal to amend the Company's 1990 Restricted Stock Issuance Plan to increase the number of shares of Common Stock reserved for issuance by 150,000 shares was approved by 10,565,514 affirmative votes vs. 4,028,033 negative votes vs. 222,261 abstentions vs. 2,603,627 broker non-votes.

          The proposal to reincorporate the Company from Delaware to California was approved by 14,187,694 affirmative votes vs. 412,195 negative votes vs. 214,919 abstentions vs. 2,603,627 broker non-votes.

          The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1995 was approved by 17,365,647 affirmative votes vs. 26,190 negative votes vs. 26,598 abstentions.

     d)   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

            Exhibit 11 - Statements re Computation of Per Share Earnings.  See
               Exhibit 11 attached hereto.
            Exhibit 27 - Financial Data Schedule.  See Exhibit 27 attached hereto.

     b)  Reports on Form 8-K

            A current report on Form 8-K was filed on May 2, 1995 for the change in the Company's fiscal year end from December 31 to August 31.




                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Mycogen Corporation
                                            -------------------
                                            (Registrant)


Date: May 11, 1995                          /s/ James A. Baumker
      ---------------                       -----------------------
                                            James A. Baumker
                                            Controller and Chief
                                            Accounting Officer


Date: May 11, 1995                          /s/ Carlton J. Eibl
      ---------------                       ----------------------
                                            Carlton J. Eibl
                                            Executive Vice President
                                            Finance and Legal