Form 10-Q
period 1995-06-30
MYCOGEN CORP
filed 1995-08-10
CIK 813742

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995
                               -------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________  to ____________________

                        Commission file number: 0-15881
                                                -------

                              MYCOGEN CORPORATION
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                      95-3802654
------------------------------------------          ----------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

5501 Oberlin Drive,  San Diego, California                      92121
------------------------------------------          ----------------------------
 (Address of principal executive offices)                    (Zip Code)

                                (619) 453-8030
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x   No ____
                                       -----


19,383,879 shares of Common Stock were outstanding as of August 4, 1995.

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         Mycogen Corporation

       Interim Consolidated Condensed Statements of Operations
            (Amounts in thousands, except per share data)

                                                     Three months ended            Six months ended
                                                           June 30,                     June 30,
                                                      1995          1994          1995           1994
                                                   ---------     ---------     ----------     ---------
                                                         (Unaudited)                  (Unaudited)
Net operating revenues:
  Unrelated parties.............................   $  33,007     $  30,950     $   84,165     $  82,606
  Related party.................................           -            48              -         1,116
Contract and other revenues:
  Unrelated parties.............................       1,612         2,526          2,581         3,727
  Related party.................................         615         1,036          1,219         1,884
                                                   ---------     ---------     ----------     ---------

      Total revenues............................      35,234        34,560         87,965        89,333
                                                   ---------     ---------     ----------     ---------

Costs and expenses:
  Cost of operating revenues....................      23,348        17,499         53,863        48,172
  Selling, general and administrative...........       9,000         7,176         17,905        15,737
  Research and development......................       4,936         4,029          9,680         8,281
  Amortization of intangible assets.............       2,256           504          2,811           993
                                                   ---------     ---------     ----------     ---------

    Total costs and expenses....................      39,540        29,208         84,259        73,183
                                                   ---------     ---------     ----------     ---------

Operating income (loss) ........................      (4,306)        5,352          3,706        16,150

  Interest income and expense, net..............          46           456            199         1,055
  Exchange gain.................................          42           213            180           239
                                                   ---------     ---------     ----------     ---------
Net income (loss)...............................      (4,218)        6,021          4,085        17,444
Dividends on preferred stock....................        (379)         (361)          (754)         (718)
                                                   ---------     ---------     ----------     ---------

Net income (loss) applicable to common shares...   $  (4,597)    $   5,660     $    3,331     $  16,726
                                                   =========     =========     ==========     =========

Net income (loss) per common share:
  Primary.......................................   $    (.24)    $     .30     $      .17     $     .88
                                                   =========     =========     ==========     =========

  Assuming full dilution........................   $    (.24)    $     .29     $      .17     $     .84
                                                   =========     =========     ==========     =========

Weighted average number of shares:
  Primary.......................................      19,315        19,066         19,261        19,051
                                                   =========     =========     ==========     =========


  Assuming full dilution........................      19,315        20,849         19,261        20,830
                                                   =========     =========     ==========     =========


See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

                     Consolidated Condensed Balance Sheets
                 (Dollars in thousands, except par value data)

                                                                                        June 30,    December 31,
                                                                                          1995          1994
                                                     Assets                           (Unaudited)      (Note)
                                                                                       ---------     ---------
Current assets:
  Cash and cash equivalents..........................................................  $   8,235     $   9,475
  Securities available-for-sale......................................................     13,730        26,580
  Accounts and notes receivable, net of allowances...................................     43,294        11,369
  Inventories........................................................................     28,200        51,697
  Prepaid expenses...................................................................      1,189         1,241
                                                                                       ---------     ---------

    Total current assets.............................................................     94,648       100,362

Net property, plant and equipment....................................................     49,197        48,069
Net intangible assets................................................................     17,579        17,961
Other assets.........................................................................     12,177         8,714
                                                                                       ---------     ---------

Total assets.........................................................................  $ 173,601     $ 175,106
                                                                                       =========     =========

                                      Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings..............................................................  $  10,000     $   2,000
  Accounts payable...................................................................      2,763        12,377
  Deferred revenues..................................................................      3,954        12,898
  Other current liabilities..........................................................      9,352         7,209
                                                                                       ---------     ---------

    Total current liabilities........................................................     26,069        34,484

Long-term liabilities................................................................      3,341         3,534
Minority interest....................................................................     21,406        21,406

Stockholders' equity:
  Senior convertible cumulative preferred stock:
    Series A preferred stock, $.001 par value, 3,940 shares authorized; 3,074 and
    2,999 shares issued to a related party and outstanding at June 30, 1995 and
    December 31, 1994, respectively; aggregate liquidation preference, $30,748 and
    $29,993 respectively.............................................................          -             -
  Common stock, $.001 par value, 40,000,000 shares authorized; 19,325,879 and
    19,108,489 shares issued and outstanding at June 30, 1995 and
    December 31, 1994, respectively..................................................         19            19
  Additional paid in capital.........................................................    216,446       213,428
  Deficit............................................................................    (93,680)      (97,765)
                                                                                       ---------     ---------

    Total stockholders' equity.......................................................    122,785       115,682
                                                                                       ---------     ---------

Total liabilities and stockholders' equity...........................................  $ 173,601     $ 175,106
                                                                                       =========     =========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Cash Flows
                            (Dollars in thousands)

                                                                     Six months ended
                                                                         June 30,
                                                                     1995        1994
                                                                 ----------    --------
                                                                       (Unaudited)
Operating activities:
  Net income...................................................  $    4,085    $ 17,444
  Items which did not use cash:
    Depreciation ..............................................       2,324       2,655
    Amortization of intangible assets..........................       2,967         993
    Other expense (income) not requiring (providing) cash......         929         (28)
  Changes in operating assets and liabilities:
    Accounts and notes receivable..............................     (32,731)    (31,840)
    Inventories................................................      23,582      16,800
    Prepaid expenses...........................................         810         284
    Accounts payable...........................................      (9,613)     (7,157)
    Deferred revenues..........................................      (8,944)     (2,200)
    Other current liabilities..................................       2,765         707
                                                                 ----------    --------

      Cash used in operating activities........................     (13,826)     (2,342)
                                                                 ----------    --------
Investing activities:
  Proceeds from sales of available-for-sale securities.........       8,162      16,338
  Proceeds from maturities of available-for-sale securities....       5,613      10,862
  Purchases of available-for-sale securities...................          -       (7,497)
  Capital expenditures.........................................      (4,202)     (2,738)
  Prepaid contract manufacturing...............................      (4,138)     (1,216)
  Change in intangibles and other assets.......................      (1,126)     (1,293)
                                                                 ----------    --------

      Cash provided by investing activities....................       4,309      14,456
                                                                 ----------    --------
Financing activities:
  Net change in short-term borrowings..........................       8,000     (16,150)
  Payments on long-term borrowings.............................        (183)         -
  Proceeds from sale of common stock...........................         218         512
                                                                 ----------    --------

    Cash provided by (used in) financing activities............       8,035     (15,638)
                                                                 ----------    --------

Effect of exchange rate changes on cash and cash equivalents...         242         249
                                                                 ----------    --------

Decrease in cash and cash equivalents..........................      (1,240)     (3,275)
Cash and cash equivalents at beginning of period...............       9,475       9,120
                                                                 ----------    --------

Cash and cash equivalents at end of period.....................  $    8,235    $  5,845
                                                                 ==========    ========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (continued).


                              Mycogen Corporation
                              -------------------
         Notes to Interim Consolidated Condensed Financial Statements


Note 1.  General
----------------

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

The Company has elected to change its fiscal year end from December 31 to August
31.  A Form 10-K will be filed for the three years ending August 31, 1995.

The Company's business is highly seasonal. Operating revenues are expected to be concentrated principally in the quarters ending March 31 and June 30 as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months and six months ended June 30, 1995 are not indicative of operating revenues and results to be expected for a full fiscal year.

Certain prior year amounts have been reclassified to conform to the 1995 presentation.


Note 2.  FASB Statement No. 121
-------------------------------

Effective May 1995, the Company elected the early adoption of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. An impairment loss of $1.6 million was recognized during the quarter ended June 30, 1995, reducing the carrying amount of a paid-up, royalty-free, non-exclusive license to its fair value as a result of the discontinuation of a certain product development program. The fair value was determined using discounted cash flow projections for this product. The impairment loss is included in amortization expense in the Statement of Operations.

Note 3.  Supplemental Schedule of Non-Cash Investing and Financing Activities
-----------------------------------------------------------------------------
Non-cash investing and financing activities are as follows:

                                    Three months ended         Six months ended
                                         June 30,                  June 30,
                                 ---------------------    -----------------------
(In thousands)                      1995         1994        1995           1994
                                 ---------     -------    ----------      -------
Dividends on preferred stock     $     379     $   361    $      754      $   718
                                 =========     =======    ==========      =======
Issuance of Company stock
 for business acquisition        $   1,350     $    --    $    1,350      $    --
                                 =========     =======    ==========      =======


Note 4.  Inventories
--------------------
Inventories are comprised of:

                                             June 30,          December 31,
(In thousands)                                 1995                1994
                                            ----------          ----------
Raw materials and supplies                  $    1,063          $    4,323
Work in process                                  5,070               8,834
Finished goods                                  22,067              38,540
                                            ----------          ----------
  Total                                     $   28,200          $   51,697
                                            ==========          ==========

Note 5. Accumulated Depreciation and Amortization
-------------------------------------------------
Accumulated depreciation of property, plant and equipment was $15.9 million and $13.8 million at June 30, 1995 and December 31, 1994, respectively.

Accumulated amortization of intangible assets was $6.4 and $5.8 million at June 30, 1995 and December 31, 1994, respectively.


Note 6.  Income Taxes
---------------------

No provision for income tax is recognized for the three and six months ended June 30, 1995 since the Company anticipates that the effective tax rate for the eight months ending August 31, 1995 will be zero due to the available net operating loss carryforwards.


Note 7.  Net Income (Loss) Per Common Share
-------------------------------------------

Net income (loss) per common share for the three and six months ended June 30, 1995 is determined by deducting dividends on preferred stock from the net income
(loss) and dividing the net result by the weighted average number of common shares outstanding during the respective period. Common shares issuable under stock options and convertible preferred stock are not included in the computation of net income (loss) per common share because their effect would be antidilutive or less than 3%.

Net income per common share for the three and six months ended June 30, 1994 is determined by deducting dividends on preferred stock from net income and dividing the net result by the weighted average number of common shares outstanding during the respective period. The dilutive effect of common shares issuable under stock options was less than 3% and was not included in the computation of primary earnings per share. Net income per common share assuming full dilution includes common shares issuable upon the exercise of stock options and the conversion of preferred stock into common stock. The computation also excludes the effect of preferred stock dividends.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SEASONALITY

As a result of the seasonality of the Company's business, revenues, expenses and income for the three and six months ended June 30 are not indicative of the revenues, expenses and income or loss to be expected for a full fiscal year.

SUMMARY STATEMENTS OF OPERATIONS

The following table presents selected data in the Interim Consolidated Condensed Statements of Operations as a percentage of net operating revenues.

                                    THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
(Dollars in thousands)                1995               1994               1995               1994
                                ---------------    ---------------    ---------------    ---------------
Net operating revenues          $33,007   100.0%   $30,998   100.0%   $84,165   100.0%   $83,722   100.0%
Cost of operating revenues       23,348    70.7%    17,499    56.5%    53,863    64.0%    48,172    57.5%
                                -------   -----    -------   -----    -------   -----    -------   -----
  Gross margin                  $ 9,659    29.3%   $13,499    43.5%   $30,302    36.0%   $35,550    42.5%
                                =======            =======            =======            =======

                             RESULTS OF OPERATIONS

NET OPERATING REVENUES, COST OF OPERATING REVENUES AND GROSS MARGIN

Net operating revenues for the three and six months ended June 30, 1995 increased slightly to $33.0 million from $31.0 million and to $84.2 million from $83.7 million for the same periods in 1994, respectively. Crop protection revenues accounted for $2.2 million and $2.7 million of the increases, respectively. While the severe flooding in California's Salinas Valley has resulted in reduced acreage, wet conditions conducive to high weed and disease pressure have increased crop protection revenues during the first six months of this year. The full year impact is not yet known as wet conditions have delayed plantings and may result in the elimination of some of the growers' third crop rotation which may reduce pesticide applications. Domestic seed revenues were $1.1 million and $3.9 million lower, respectively, due mainly to lower soybean and corn sales volume. These declines were partially offset by higher international revenues.

     Gross margins totaled $9.7 million and $30.3 million for the three and six months ended June 30, 1995, compared to $13.5 million and $35.6 million for the same periods in 1994, respectively. As a percentage of net operating revenues, gross margins decreased from 43.5% to 29.3% and from 42.5% to 36.0% for the three and six months ended June 30, 1995 and 1994, respectively, due mainly to a $3.0 million write-down of obsolete corn inventory and $.3 million in higher corn costs due to royalties on silage corn. Gross margins in 1994 were favorably impacted by the 1993 lower of cost or market adjustment related to seed corn inventory which accounts for $.9 million of the decrease in gross margins for the six months ended June 30, 1995 compared to the same period in 1994. Lower soybean volume had an $.8 million negative impact on gross margins due to less overhead absorption and additional costs incurred to dispose of excess inventory. The remainder of the decrease relates primarily to a less favorable sales mix on higher volumes of international seed and crop protection products and services.

CONTRACT AND OTHER REVENUES

Contract and other revenues decreased to $2.2 million and $3.8 million for the three and six months ended June 30, 1995 from $3.6 million and $5.6 million for the same periods in 1994, respectively, due primarily to one-time license fees received in the second quarter of 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1.8 million to $9.0 million and $2.2 million to $17.9 million for the three and six months ended June 30, 1995, from $7.2 million and $15.7 million for the same periods in 1994, respectively. The increase is due mainly to $1.1 million of credits recorded in the second quarter of 1994 for excess accruals, and higher sales and marketing efforts in Europe, severance costs, and the timing of certain selling expenses.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased to $4.9 million and $9.7 million for the three and six months ended June 30, 1995, from $4.0 million and $8.3 million for the same periods in 1994, respectively. The increase is due to primarily to higher plant sciences commercial development and research efforts.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased $1.7 million and $1.8 million for the three and six months ended June 30, 1995, from the same periods in 1994 to $2.3 million and $2.8 million, respectively. The increase reflects a $1.6 million write-down of crop protection technology.

INTEREST INCOME AND EXPENSE, NET

Interest income and expense, net, decreased to $.1 million and $.2 million for the three and six months ended June 30, 1995, from $.5 million and $1.1 million for the same periods in 1994, respectively, due primarily to lower cash balances available for investment, higher levels of borrowing and higher interest rates.


                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and securities available-for-sale decreased by $14.1 million to $22.0 million during the six months ended June 30, 1995. This decrease was due primarily to prepaid contract manufacturing costs of $4.1 million, the purchase of land and buildings for $2.5 million, other capital expenditures which totaled $1.7 million and cash used in operations of $13.8 million primarily for working capital needs, which are highly seasonal. Higher accounts receivable and lower accounts payable and deferred revenues were somewhat offset by lower inventory. Payments for seed inventories are principally made during December through March while cash from seed sales is received mainly during July through September. The exact timing of payments for seed inventories and collections for seed sales are influenced by farmer's economic conditions and the Company's and competitors discount programs. This decrease was offset by net proceeds from the Company's line of credit facility totaling $8.0 million. The Company has a $25 million bank line of credit facility to fund portions of its seasonal working capital needs, of which $15.0 million was unused at June 30, 1995.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Mycogen's subsidiary, Mycogen Plant Sciences, filed suit for patent infringement on May 19, 1995 against Monsanto Company in Federal District Court in San Diego, California. The patent infringement action claims that Monsanto's use of synthetic Bacillus thuringiensis (Bt) genes to develop and sell plants and seeds for insect-resistant crops infringes Mycogen's patent covering the process used to synthesize Bt genes. The suit also contains state law claims relating to Monsanto's published statements disparaging Mycogen's patents and technology. The patent infringement claim seeks an injunction halting Monsanto's development and commercialization of plants and seeds using the process covered by Mycogen's patent. The state law claims seek unspecified damages.


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


                                       Mycogen Corporation
                                       -------------------
                                       (Registrant)


Date: August 8, 1995                   /s/ James A. Baumker
      --------------                   ---------------------------------------
                                       James A. Baumker
                                       Controller and Chief Accounting Officer


Date: August 8, 1995                   /s/ Carlton J. Eibl
      --------------                   ---------------------------------------
                                       Carlton J. Eibl
                                       Executive Vice President
                                       Finance and Legal