Form 10-K
period 1995-08-31
MYCOGEN CORP
filed 1995-11-03
CIK 813742

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

     X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -------
              EXCHANGE ACT OF 1934 (FEE REQUIRED)

              For fiscal year ended August 31, 1995.

                                      OR

  ------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ___________ to______________.

                       Commission File Number:   0-15881

                              MYCOGEN CORPORATION

            (Exact name of Registrant as specified in its charter)


                 CALIFORNIA                                  95-3802654
         (State or other jurisdiction                     (I.R.S. Employer
             or incorporation or                          Identification No.)
                organization)


5501 Oberlin Drive, San Diego, California                       92121
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code (619) 453-8030

              Securities registered pursuant to Section 12(b) of
                                the Act:  None

                Securities registered pursuant to Section 12(g)
                  of the Act:  Common Stock, $.001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    x        No____
                                              --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 1995 was approximately $138,070,000. For the purposes of this calculation, shares owned by officers, directors, and 5% stockholders known to the registrant have been deemed to be owned by affiliates.

     The number of shares outstanding of the registrant's Common Stock as of September 30, 1995 was 19,425,421.

Documents Incorporated by Reference
-----------------------------------

     Portions of Registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held on December 14, 1995, are incorporated by reference in Part III.

                                    PART I

ITEM 1.  BUSINESS

     Mycogen Corporation (the "Company") is a diversified agricultural biotechnology company that develops and markets technology-based products and provides crop protection services to control agricultural pests and improve food and fiber production. The Company has two business units: Agrigenetics, Inc., a majority-owned subsidiary doing business as Mycogen Plant Sciences ("Mycogen Plant Sciences" or "MPS"), and Mycogen Crop Protection, Inc. ("Mycogen Crop Protection" or "MCP"). MPS produces and markets seeds for major agricultural crops and uses biotechnology and traditional and marker-assisted breeding techniques to develop improved crop varieties with genetically enhanced pest-resistance and other value-added characteristics. MCP develops, manufactures and markets microbial and fatty acid based biopesticide products and operates Soilserv, Inc. ("Soilserv"), a wholly-owned subsidiary of the Company that provides crop protection services to growers of high value crops in California and Arizona.

     Mycogen was incorporated in California in December 1982. In November 1986, the Company reincorporated in Delaware. In October 1995, it again reincorporated in California. Mycogen's headquarters are located at 5501 Oberlin Drive, San Diego, California 92121-1718; its telephone number is (619) 453-8030. Unless otherwise indicated by the context, "Mycogen" and the "Company" refer to Mycogen Corporation and its consolidated subsidiaries.

     Mycogen Corporation(R), M(R) and design, CellCap(R), CocciprobeTM,
Control Without Compromise(TM), DeMoss(TM), Mattch(TM), M-One(R), M-Pede(R), M-Peril(R), M-Press(TM), M-Trak(R), MVP(R), Parashoot(TM), Parasitix(TM), ParaVet(TM), SaFarm(TM), Scythe(R), Thinex(TM), XCP(TM) and XPO(TM) are trademarks of Mycogen Corporation.

  Agrigenetics(R), Chieftan(R), Field and Future(TM), G&A(R) and design, Golden Acres(R), GroAgri(R), Growers(R), Jacques(R), Kow Kandy(R), McCurdy(R), Mycogen(TM), Naturepel(TM), NatureGard(TM), ORO(R), Sigco(R), Surgro(R), Totally Managed Forages(R) and Totally Managed Feedstuffs(TM) are trademarks of Agrigenetics, Inc., a majority-owned subsidiary of Mycogen.

  Soilserv(R) is a registered trademark of Soilserv, Inc., a wholly-owned subsidiary of Mycogen. Paradyme(TM) and Safecide(R) are trademarks of Parasitix Corporation, a wholly-owned subsidiary of Mycogen.

BUSINESS STRATEGY

     The Company's strategy is to continue using biotechnology and other advanced techniques to develop new and improved products for its seed and crop protection businesses, and to leverage its technology for strategic transactions to strengthen and expand those businesses. Mycogen is using its proprietary Bacillus thuringiensis ("Bt") biotoxin gene technology both to develop transgenic crop varieties with built-in insect resistance and to expand its portfolio of biopesticide products. The Company also is using other advanced plant science technology to develop crop varieties with improved oil, nutritional, fiber and agronomic characteristics. Mycogen believes that it has a strong proprietary position for its Bt and plant science technology. As of August 31, 1995, the Company had 147 U.S. patents and approximately 246 foreign patents. Approximately 113 additional U.S. patent applications are pending, and corresponding applications are pending in other agriculturally important jurisdictions around the world.

     Mycogen uses traditional and marker-assisted plant breeding to obtain pest resistance and other value-added characteristics from native plant sources, and is breeding those characteristics into elite plant parent lines for its seed products. Seed products incorporating pest resistance and other value-added characteristics are being commercialized through MPS.

     Mycogen's primary near-term seed product development focus is on corn, cotton, soybean, sunflower, canola, sorghum and alfalfa, all of which generate significant seed and/or pesticide sales. In August 1995, the Company received U.S. Environmental Protection Agency (the "EPA") approval to commercialize corn hybrids genetically engineered with a Bt gene that causes the plants to produce a protein that makes them resistant to European corn borer, a major pest in the U.S., Europe and Argentina.

     In 1993, the Company entered into a cross-license agreement and research collaboration with the Ciba Seeds division of Ciba-Geigy Corporation for development of corn hybrids with Bt-based insect resistance. In September 1995, the Company signed a letter of intent for a technology and development collaboration with Pioneer Hi-Bred International, Inc. ("Pioneer") to develop multiple transgenic crops with Bt-based pest resistance. The Company also is pursuing opportunities to use its intellectual property, technology and expertise to establish collaborative development programs with third parties for additional crops.

     Biopesticide products embodying Mycogen's core technology are sold to crop protection and, to a lesser extent, certain animal health markets through Mycogen Crop Protection. Mycogen intends to broaden its participation in the crop protection industry by continuing to refine and apply its technology to better meet the needs of the market and by pursuing strategic transactions and acquisitions.

INDUSTRY BACKGROUND

     Agricultural biotechnology is creating differentiated products with value-added characteristics, including: improved crop production; extended product shelf life; enhanced protein, starch and other nutritional properties; improved yield of compounds such as waxes, esters and oils for industrial applications and reduced production costs and risks. Mycogen believes that biological crop protection will focus on genetically engineered, pest-resistant crop varieties for large acreage crops such as corn, cotton, soybean, sunflower, canola and alfalfa, and on spray-on biopesticide products for smaller acreage crops such as fruits, vegetables and vines.

     Crop varieties with pest resistance incorporated into the planting seed reduce or eliminate the need for pesticide applications, thereby significantly reducing production input and labor costs. Mycogen believes that farmers will use both pest-resistant crop varieties and spray-on pesticides, including biopesticides, as part of integrated pest management programs to control pests and to avoid or delay the development of pest tolerance to any single pest control mechanism.

     The Company estimates that U.S. farmers annually purchase approximately $3.5 billion of planting seed, including approximately $1.5 billion of hybrid seed corn, $400 million of soybean seed, $400 million of alfalfa seed, $90 million of cotton seed, $67 million of hybrid sorghum seed and $25 million of hybrid sunflower seed. In addition to the $3.5 billion they spend each year for planting seeds, U.S. farmers annually spend over $6 billion on pesticides to protect their crops. Over $600 million is spent annually on insecticides to protect corn and cotton crops alone. Despite these pesticide expenditures, destructive pests cost U.S. farmers billions of dollars each year in lost yields.

     Many chemical pesticides have efficacy, environmental or regulatory disadvantages. Over 500 insect species have developed tolerance to one or more classes of chemical insecticides that previously were effective in controlling them. In addition, chemical pesticides often suppress beneficial insect populations. As pest populations develop pesticide tolerance, and as beneficial insect populations are reduced, farmers must use escalating dosages and more frequent applications of chemical pesticides. This raises environmental and food and worker safety concerns and ultimately renders the pesticides obsolete.

     The Company believes that the use of genetically engineered pest-resistant crop varieties and biopesticides will continue to increase because they offer four major advantages over chemical pesticides: 1) they do not contaminate the environment, soil or ground water; 2) they do not harm beneficial insects that naturally suppress pest populations; 3) they have unique modes of action that make them effective against pests that have developed tolerance to chemical pesticides and 4) they do not leave undesirable residues in food crops.

     Concerns over the safety of chemical pesticides and their impact on the food supply, environment and agricultural workers have led the EPA to prohibit or restrict the use of many chemical pesticides. This has created opportunities for replacement products, including pest-resistant plants and biopesticides.

SEED BUSINESS

     Mycogen Plant Sciences is the seventh largest producer and marketer of planting seeds in the U.S. Hybrid seed corn accounts for the majority of MPS's planting seed sales. Other key seed products include soybean, hybrid sunflower, hybrid sorghum and alfalfa. Most of the Company's seed is produced by an established network of contract growers under specified planting conditions.
MPS contracts with these independent growers annually. The seed is dried and treated at Company-owned production facilities, packaged and sold through an extensive seed sales organization. In North America and in certain other regions of the world, the Company markets its seeds under the single brand of "Mycogen(TM)".

RESEARCH, PRODUCTION AND MARKETING - Mycogen Plant Sciences maintains research and production facilities in California, Georgia, Indiana, Iowa, Michigan, Minnesota, Nebraska, Puerto Rico, Texas and Wisconsin. These facilities, along with contract growing arrangements in the U.S. and Canada, give the Company the geographic dispersion required to produce and market crop varieties suitable for virtually all important North American agricultural regions. MPS markets its seed products in North America through a network of more than 100 sales managers and approximately 4,000 farmer/sales representatives and professional agricultural retail outlets. In September 1995, the Company entered into an agreement through which Cargill Hybrid Seeds will distribute Mycogen's hybrid seed corn products with Bt-based insect resistance in 1996 under the Mycogen(TM) label. Outside North America, the Company markets seeds primarily through local distributors. In France, Italy and Argentina, MPS also produces and markets its products through wholly-owned seed companies.

PRODUCT DEVELOPMENT AND APPLIED TECHNOLOGY - The Company's business strategy is to develop differentiated, value-added seed products to meet the needs of the agriculture and food industries. Special emphasis will be placed on development of pest-resistant corn, cotton, soybean, sunflower, canola and alfalfa varieties. Mycogen believes that by providing seed products with pest-resistance and other value-added characteristics, it can expand its market share. The Company also develops oilseed products for the food and chemical industries for a subsidiary of the Lubrizol Corporation ("Lubrizol").

     In addition to extensive plant breeding programs in corn, soybeans, cotton, sorghum and sunflower to improve yield and other agronomic characteristics, the Company is pursuing numerous plant product development and applied technology opportunities as follows:

----------------------------------------------------------------------------------------------------
 PROGRAM                     COMMERCIAL OPPORTUNITY                          TARGET CROPS
----------------------------------------------------------------------------------------------------
 Pest Resistance Via Plant   Yield improvement and displacement              corn, cotton, soybean,
 Transformation              of certain chemical pesticides                  sunflower, alfalfa,
                                                                             canola, sorghum
----------------------------------------------------------------------------------------------------
 Pest Resistance Via         Yield improvement and  displacement             corn, cotton, alfalfa
 Marker Assisted Breeding    of certain chemical pesticides
----------------------------------------------------------------------------------------------------
 Oilseed Program             Specialty food and industrial oils program      sunflower, corn,
                             funded by Lubrizol                              safflower, canola
----------------------------------------------------------------------------------------------------

PEST RESISTANCE VIA PLANT TRANSFORMATION - This program uses advanced plant science and gene technology to transform genetic material from bacteria, plants and other sources into the genomes of target crops. Mycogen's primary current focus is on genes isolated from strains of Bt that cause transformed plants to produce proteins that are toxic to insects. Bt genes that produce proteins toxic to certain insects, including Lepidoptera (worms and moths) and Coleoptera (beetles), have been isolated, restructured for efficient plant expression and inserted into several crop varieties. The first product of this development effort is hybrid seed corn with Bt-based resistance to European corn borer, a pest that costs farmers in the U.S., Europe and South America hundreds of millions of dollars in yield losses each year. MPS has produced an introductory quantity of these seeds and is introducing them commercially in the U.S. for the 1996 growing season. Mycogen also has isolated and restructured Bt genes that produce proteins toxic to corn rootworm, another pest that causes substantial economic loss. The Bt gene sequences that produce these insecticidal proteins are covered by issued or pending patents.

CORN BORER AND CORN ROOTWORM RESISTANCE VIA MARKER ASSISTED BREEDING - The Company also is developing and marketing products with pest resistance derived from native plant sources. Using licensed marker-assisted breeding ("MAB") technology and DNA mapping and analysis, Mycogen has identified and tracked separate multigenetic resistance traits for European corn borer and corn rootworm. The Company has bred the multigenetic trait for European corn borer into its elite commercial corn parent lines, and resulting resistant corn hybrids were sold commercially in 1994 and 1995. The genetic trait for corn rootworm is being bred into the Company's elite commercial parent lines, and resulting resistant corn hybrids are being field tested. Mycogen also is using MAB technology to identify certain pest-resistance traits in cotton and alfalfa.

VIRAL RESISTANCE - Plant viruses also cause considerable economic loss each year. Plant varieties with native resistance to viral diseases that cause significant economic losses have been identified, but the number of genes involved often make it difficult to breed these resistance traits into productive crop varieties. One such case is Maize Dwarf Mosaic Virus ("MDMV"), a corn virus. Mycogen has completed a research program using MAB technology to locate genes responsible for resistance to MDMV on the corn chromosome. The

Company has bred the multigenetic trait for MDMV resistance into its elite commercial corn parent lines and is field testing the resulting resistant corn hybrids.

OILSEED PROGRAM - MPS is developing genetically enhanced oilseed crops for a Lubrizol subsidiary. This research and development activity, relating primarily to specialty oils from sunflower, rape (canola) and corn, is funded primarily by Lubrizol. Lubrizol markets the specialty oils and related byproducts resulting from this program. Mycogen is Lubrizol's exclusive supplier of planting seed for these crops and manages the production of crops from the seed for Lubrizol. Lubrizol has agreed to provide funding to support this oilseed program through 1998.

CROP PROTECTION BUSINESS

BIOPESTICIDE PRODUCTS - The Company currently markets eight environmentally compatible biopesticide products. These products are based on natural agents such as microorganisms and fatty acid compounds that, in general, have specific toxic activity on target pests and are not harmful to mammals, fish, birds and beneficial insects. In addition, because biopesticides have unique modes of action, they often are effective in controlling pest populations that have developed tolerance to chemical pesticides.

     The Company's Bt-based biopesticides are derived from varietal strains of Bt that produce proteins that are toxic to specific pests when ingested. Mycogen's Bt based biopesticides utilize the Company's proprietary CellCap(R) technology, which encapsulates Bt toxin crystals inside cells of genetically engineered bacteria. The Company believes that its CellCap(R) encapsulation technology offers two important advantages over conventional Bt products: 1) it prolongs insecticidal activity resulting in superior crop protection and 2) it allows for development of superior product formulations that facilitate production and application.

     The Company's fatty acid based biopesticides are derived from a wide variety of generally inexpensive natural sources, such as coconut, palm, sunflower and tall oil and tallow from animal fats. Fatty acid pesticides disrupt or destroy membranes of soft-bodied insects, weeds and microbial plant pathogens.

BIOPESTICIDE MARKETING AND COMMERCIAL DEVELOPMENT - Mycogen Crop Protection's marketing and commercial development staff is responsible for commercializing Mycogen's biopesticides in commercial and specialty markets worldwide, and for cooperative development and marketing efforts in Far East Asia through collaborations with Kubota Corporation and Japan Tobacco, Inc. Biopesticide products are sold through established agricultural product distributors in the U.S. and certain other countries worldwide.

PRODUCT DEVELOPMENT AND APPLIED TECHNOLOGY - Mycogen conducts active discovery and product development programs for new biopesticides and to improve existing products. The Company primarily uses two different technologies to develop its biopesticides.

MICROBIAL BIOPESTICIDE TECHNOLOGY - Mycogen's microbial bioinsecticide products and technology are based on two key components: 1) discovery, selection and enhancement of biotoxins that are active against commercially important pests and 2) the Company's proprietary CellCap/(R)/ encapsulation delivery system.

     Certain naturally occurring microorganisms produce biotoxins that are toxic to specific pests when ingested. The primary current source of such biotoxins is varietal strains of Bt. Mycogen researchers have found Bt strains with pesticidal activity against a broad range of pests. Several Bt strains discovered by Mycogen and others are active ingredients for commercial pesticide products.

     Bt biotoxins have a different mode of action than chemical pesticides and are active only when consumed by the target pest. Field experience has demonstrated that these products are effective in controlling some pest populations that have developed tolerance to certain chemical pesticides and extensive toxicology testing has shown that Bt biotoxins are nontoxic to mammals, wildlife and other non-target species, including certain beneficial insects.

     Biotoxins generally degrade rapidly, leaving little or no residue in food, ground water or soil. While this makes them environmentally compatible, historically it has limited their practical use as commercial pesticides. To prolong biotoxin activity in the field, Mycogen developed technology that uses a microorganism as a protective delivery system. This patented CellCap(R) delivery system employs cells that have been killed and stabilized to serve as microcapsules to protect fragile biotoxin crystals that have been produced by and accumulated within the cells.

     Mycogen has identified Bt strains with pesticidal activity against caterpillars, beetles, weevils, parasitic plant and animal nematodes, protozoan pathogens, grubs, mites, liver flukes and adult houseflies. The Company believes that Bt strains with activity against non-insect pests could extend the use of Bt-based biopesticides beyond current crop protection markets.

FATTY ACID TECHNOLOGY - Fatty acids disrupt or destroy cellular membranes of soft-bodied insects, plants and microbial plant pathogens such as fungi. The pesticidal benefits of fatty acids are based on four key properties: 1) they act rapidly on contact, 2) they have a unique mode of action, 3) they use naturally occurring active ingredients and 4) treated areas require limited worker safety re-entry restrictions. These characteristics make fatty acid pesticides useful in targeted markets. For example, the contact activity of fatty acids has been shown to enhance the efficacy of certain synthetic chemical pesticides. By using tank mixes of fatty acids and other chemicals, growers can reduce treatment costs, lower the synthetic chemical load on the environment and prolong the usefulness of their pest control tools by managing resistance.

MICROBIAL BIOPESTICIDE MANUFACTURING - Mycogen's microbial biopesticide products are manufactured through a large-scale fermentation process. After fermentation, the mass-produced microorganisms are harvested for product formulation. These products use virtually the entire fermentation biomass, so little, if any, purification is required. The concentrated microorganisms are processed differently, depending on whether a liquid or dry product formulation is to be produced.

     Mycogen develops final product formulations and the related fermentation manufacturing processes for all its microbial biopesticides at its San Diego research facility. Once the basic process is developed, it is scaled up in the Company's pilot plant. This facility has sufficient capacity to produce quantities of material required for small scale field trials. Once a process is proven at the pilot plant scale it is available for transfer to Mycogen's manufacturing facility for commercial scale-up. To implement a high-yield fermentation process, Mycogen entered into a long-term exclusive manufacturing agreement with Enzyme Bio-Systems, Ltd. ("EB"), a wholly-owned subsidiary of CPC International, Inc. Under the manufacturing agreement, EB added dedicated fermentation capacity and certain equipment at its Beloit, Wisconsin, facility to support the production, recovery, formulation and packaging of Mycogen's microbial products. Capital funding of $10.9 million was provided by Mycogen. EB is responsible for the manufacture of Mycogen's microbial biopesticide products and Mycogen pays EB the actual costs of manufacturing plus a fee based on the number of units produced. Manufacturing began at EB in 1995.

        BIOPESTICIDE PRODUCTS REGISTERED BY THE EPA FOR COMMERCIAL USE

--------------------------------------------------------------------------------------------------------------------
 PRODUCT AND BIOTOXIN             TARGET PEST                            MARKET
--------------------------------------------------------------------------------------------------------------------
 MVP (Bt)                         Leaf-eating caterpillar pests          cotton, tree fruits, vines, corn
 MVPII (Bt concentrate)/1/
--------------------------------------------------------------------------------------------------------------------
 M-Pede (Fatty acid)              Soft-bodied insects                    Fruits, vegetables, grapes and
                                  Powdery mildew                         ornamentals
--------------------------------------------------------------------------------------------------------------------
 M-Trak (Bt)                      Colorado potato beetle                 Potato, tomato and eggplant
--------------------------------------------------------------------------------------------------------------------
 M-Peril (Bt)                     European corn borer                    Corn
 (solid granules)
--------------------------------------------------------------------------------------------------------------------
 Mattch (Bt)                      Leaf-eating caterpillar pests          Vegetables and nursery crops
--------------------------------------------------------------------------------------------------------------------
 Scythe Herbicide                 Broad spectrum of weeds                Horticulture and landscape
 (fatty acid)                                                            management
--------------------------------------------------------------------------------------------------------------------
 DeMoss (Fatty acid)              Moss, algae, lichens                   Roofs, buildings, sidewalks
                                                                         and greenhouses
--------------------------------------------------------------------------------------------------------------------
 Thinex (fatty acid)/1/           Blossom Thinner                        Apples, pears, stone fruits
--------------------------------------------------------------------------------------------------------------------
 /1/  EPA registration pending.

FATTY ACID PRODUCT MANUFACTURING - Mycogen manufactures its fatty acid based biopesticide products under short-term toll manufacturing agreements.

MANUFACTURING CAPACITY - The Company believes that its current manufacturers have adequate capacity to meet Mycogen's product needs for the foreseeable future, and that the required raw materials for all its biopesticides are readily available. The Company does not anticipate shortages of these raw materials that would materially affect availability or cost.

BIOPESTICIDE PRODUCTS FOR POULTRY AND LIVESTOCK MARKETS - Under a 1994 agreement between Mycogen and Schering-Plough Animal Health ("SPAH"), a division of Schering-Plough Corporation, Mycogen is leveraging its Bt and fatty acid technology by developing biopesticide products for commercialization by SPAH in the poultry industry. Under the agreement, the Company granted a license to SPAH to market Mycogen's SafeCide(R) line of boric acid products to poultry operators in the U.S. and Canada.

     SPAH also licensed commercial rights in the U.S. and Canada for additional poultry pest control products being developed by Mycogen, including a protein biotoxin product to control filth flies. SPAH is currently marketing a fatty acid product to control northern fowl mites licensed from Mycogen.

SOILSERV - CROP PROTECTION SERVICES - Soilserv, founded in 1945 and acquired by Mycogen in 1991, provides customized crop protection services to growers of high value crops in California and Arizona. Soilserv monitors fields, recommends and supplies pest control products and applies such products, principally in the Salinas Valley, California, and Yuma, Arizona, regions.

     Soilserv has developed customized spray rigs and other application equipment for specific vegetable crops, and uses a proprietary database system to verify that pesticide recommendations made by its licensed pest control advisors to its grower customers comply with EPA, state and local government regulations. As a further service to its customers, Soilserv provides notifications and files documents regarding pesticide applications with state and local agencies.

PATENTS AND PROPRIETARY TECHNOLOGY


     As of August 31, 1995, Mycogen held approximately 147 U.S. patents and approximately 246 foreign patents. The Company has filed and is pursuing approximately 113 additional patent applications in the U.S., with corresponding applications pending in other countries. In addition to patents, the Company relies on trade secrets and proprietary information to protect its technology.

PLANT SCIENCE PATENTS - As a result of research conducted by Agrigenetics Corporation, a Delaware corporation (now Mycogen Plant Sciences) in the 1980s, the Company has applied for, and in some cases been granted, fundamental patents in key technical areas. Patents and patent applications include claims to a number of plant science inventions and discoveries, such as insect-resistant plants utilizing Bt genes, plant transformation systems and the synthesis of Bt genes to optimize expression of pesticidal proteins in plants.

     In January 1995, Mycogen received a broad U.S. patent covering its method of modifying Bt gene sequences to make them resemble those of the plants into which they are to be inserted. Such modifications improve Bt genes' efficiency in producing pesticidal proteins. In June 1995, the Company received a Notice of Allowance from the European Patent Office covering Mycogen's method of modifying Bt genes to resemble plant genes, and to modified genes and transgenic plant cells developed by using that method. Several major crop plants, including corn, cotton, canola, potatoes and tomatoes, have been transformed with synthetic Bt genes by Mycogen and other companies, and seeds for some will be introduced commercially in 1996.

BIOPESTICIDE PATENTS - A number of the Company's issued U.S. patents relate to its CellCap(R) encapsulation technology. Mycogen's issued patents and patent applications also include claims to more than 30 specific protein biotoxins and associated genes, certain insecticidal and nematicidal microorganisms, plant colonizing microbial delivery systems and certain bioherbicides and related technology. The Company has a number of issued patents and patent applications covering certain pesticidal uses of fatty acids by themselves and in combination with certain chemical pesticides. The Company has licensed certain rights to its patents and technology in specific fields to corporate partners. Mycogen has exclusive licenses to a number of issued patents and patent applications in the U.S. and other countries, and certain trade secret technology relating to fatty acid pesticides and their use.

PROPRIETARY SEED PRODUCTS - Mycogen's seed products are either hybrid seeds resulting from a cross of inbred parent lines or varieties produced from a single parent line. In the case of hybrids, the Company can maintain a proprietary position because hybrid seeds progressively lose their agronomic advantage from generation to generation, and the inbred parent lines from which hybrids are produced generally are not sold to growers. In the case of crops that are not produced as hybrids, the Company sells varieties that breed true from generation to generation. For these crops, the Company relies on Plant Variety Protection certificates granted by the U.S. government pursuant to the Plant Variety Protection Act (the "PVPA"), or similar rights granted by foreign governments. These certificates give the holder certain exclusive rights for a period of time (18 years under the PVPA) to reproduce the covered variety and sell it for planting.

     Mycogen has filed applications for utility patent protection for certain of its crop varieties and plant materials to obtain broader utility patent protection for unique plants that the Company has developed or bioengineered.

UNCERTAINTY OF BIOTECHNOLOGY PATENTS - The status of biotechnology patents is highly uncertain. A substantial number of patent applications have been filed. Some issued and pending patents claim basic aspects of genetic engineering technology related to transformed plants, biopesticides and other areas of agriculture. Mycogen has royalty-bearing nonexclusive licenses relating to the use of certain processes employed in recombinant DNA technology, plant transformation, microbial biopesticide production and other aspects of the Company's business. If the broad claims of existing and future genetic engineering patents are upheld, the holders of such patents may be in a position to require other companies to obtain licenses. There can be no assurance that licenses the Company may need for its processes or products will be available on reasonable terms, if at all.

GOVERNMENTAL REGULATION AND PRODUCT REGISTRATION

     Agricultural biotechnology comes under the jurisdiction of three federal regulatory agencies: the Food and Drug Administration ("FDA"), the EPA, and the United States Department of Agriculture ("USDA"). Agency jurisdiction generally is a function of three factors: 1) the particular substances or products involved (for example, grains), 2) the uses and other purposes of such products and 3) the commercial activities involved (for example, research, field testing, production and distribution).

     FDA review of biotechnology products focuses on their intended uses, and is conducted on a case-by-case basis. Unless a food product or food additive is generally recognized as safe, based on scientific evaluation by qualified experts, under the conditions of its intended use, FDA must approve a petition for the product's intended use before it can be introduced into commerce. FDA's approval generally includes specified conditions under which the product may be used.

     Field testing, production and marketing of pesticide products are regulated by federal, state, local and foreign governments. The EPA regulates pesticides in the U.S. under the Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"). Pesticides also are regulated by the states. Field testing of nonindigenous microbial biopesticides requires approval of both the EPA and the USDA's Animal and Plant Health Inspection Service.

     The Federal Seed Act defines USDA's regulatory authority over importation and interstate shipment of agricultural and vegetable seeds. In general, seeds may not be imported or shipped interstate if they are deemed by USDA to be "noxious weed" seeds or to contain "noxious weed" seeds above levels prescribed by USDA or individual states. Thus, to the extent that a seed resulting from a biotechnology process is adulterated with a "noxious weed" seed, it would be subject to these regulations. In addition, USDA regulates importation and interstate movement of "plant pests" and plants that may be or contain "plant pests" under the Plant Quarantine Act and the Federal Plant Pest Act. Shipment and field release of a plant that is genetically engineered to contain a "plant pest" is subject to the regulatory oversight of USDA and of individual states.

     USDA and various states also regulate production and distribution of crop seeds under the Federal Seed Act and state seed acts, which require that commercial seed products meet certain purity and labeling requirements. Similarly, plant inoculants are subject to regulation under various state acts that establish labeling and effectiveness standards.

     Genetically altered plants that have pesticidal traits, such as the ability to produce pesticidal proteins, are regulated by the EPA under FIFRA with respect to their pesticidal properties. The EPA requires completion of certain tests prior to registration of a pesticidal plant to ensure that such plants pose no risk to human health or the environment.

SEASONALITY OF BUSINESS

     Due to the seasonal nature of its planting seed and crop protection businesses, Mycogen's operating revenues are higher during the second and third quarters of the fiscal year, thus causing variations in quarter to quarter financial results. Working capital needs also are seasonal. Weather conditions also cause year-to-year fluctuations in operating revenues. For example, temperature, precipitation and other factors influence pest populations and the effectiveness of pesticides. Weather also affects seed production yields, planting decisions by farmers and seed commodity prices.

BACKLOG

     Mycogen's distribution and marketing practices do not require an extraordinary amount of working capital. The Company maintains inventory to meet customer requirements. Mycogen Crop Protection does not manufacture biopesticide products against a backlog of firm orders; inventory levels are geared primarily to projections of future demand. Except with respect to planting seed produced under an exclusive arrangement with a subsidiary of Lubrizol, Mycogen Plant Sciences does not produce planting seed against a backlog of firm orders; inventory levels are geared primarily to projections of future demand. The Company generally is not dependent upon one customer or a group of customers and has no material contracts with the U.S. government or with any state, local or foreign government.

RESEARCH AND DEVELOPMENT

     Mycogen's product development programs involve a significant level of research and development activity. Company sponsored research and development expenses totaled $18.2 million for Mycogen's fiscal year ended August 31, 1995. For the two comparable fiscal years ended August 31, the Company-sponsored research and development expenses were $13.5 million in 1994, and $16.1 million in 1993. Lubrizol is obligated by contract to provide a minimum of $4.6 million of funding to the Company through 1998 to support development of planting seeds for crops yielding special oils. In exchange, Lubrizol has exclusive rights to planting seeds for plants that produce certain special oils. Under a separate agreement, the Company is the exclusive supplier of such planting seeds to a subsidiary of Lubrizol.

COMPETITION

     The Company faces intense competition. Competition in planting seeds is based primarily on price, crop yields, other crop performance characteristics including crop resistance to disease and pests, and customer service. Competition in biopesticides is based primarily on efficacy, price, ease of application and safety.

COMPETITION IN SEEDS - Mycogen believes that it has three categories of competitors in planting seeds: large, multinational seed companies, smaller regional seed companies and agricultural biotechnology companies engaged in the development of new, genetically engineered crop varieties.

     The planting seed industry is dominated by large multinational companies located in the U.S. and Europe. These include Pioneer, the world's largest seed company, DeKalb Genetics Corporation, Sandoz Holding AG, Ciba-Geigy Corporation, Cargill, Inc., Limagrain and others. These firms generally operate throughout the world and have substantial financial and marketing resources, as well as extensive research, plant breeding and production facilities and expertise.
Some of these companies and a number of others have significant plant biotechnology research programs to develop new crop varieties that are genetically enhanced for increase yield, pest- or disease-resistance and other value-added characteristics.

COMPETITION IN BIOPESTICIDES - Mycogen believes that it has three categories of competitors in biopesticides: large chemical pesticide companies, established companies with biopesticide product lines and other companies developing new biopesticide products. The pesticide industry is dominated by large chemical companies located in the U.S. and Europe. These firms generally operate throughout the world and have extensive financial and marketing resources as well as extensive product registration experience and highly efficient manufacturing capabilities. Some chemical pesticide companies have added biopesticide products to their product lines. These include Abbott Laboratories, Sandoz A.G. and Ciba-Geigy Corporation all of which are large multinational firms with substantial financial resources and, in certain cases, large-scale fermentation manufacturing capabilities and extensive experience in formulating biopesticide products.

HUMAN RESOURCES

     As of August 31, 1995, the Company had approximately 757 employees. The Company's management believes that it maintains positive relations with its employees.

ITEM 2.  PROPERTIES

     The Company owns its principal executive and administrative facilities located in San Diego, California. In addition, Mycogen owns its principal biopesticide research and development facilities located in San Diego, and leases greenhouse space near its headquarters. The Company also owns office, warehouse and formulation facilities located in Salinas, California, as well as several smaller satellite facilities in the Salinas area, that are used by Soilserv.

     Mycogen's seed production, conditioning and storage facilities are located in the U.S., Argentina, France and Italy. The Company maintains seed research, production, warehouse, distribution or administrative space at the following principal locations: Lincoln, Illinois; Lynnville, Schaller and Vinton, Iowa; Breckenridge and Hastings, Minnesota; York, Nebraska; Dumas and Tulia, Texas and Prescott, Wisconsin. The Company also has a plant research facility in Madison, Wisconsin. All of the foregoing facilities are owned by the Company. In addition, Mycogen leases field plant research and storage facilities in Woodland, California; Griffin, Georgia; Huxley, Iowa; Leland, Mississippi; Plainview, Texas and DeForest, Wisconsin. The Company believes that its present facilities are adequate to maintain its businesses.

ITEM 3.  LEGAL PROCEEDINGS

     MPS filed suit against Monsanto Company ("Monsanto") for patent infringement on May 19, 1995, in Federal District Court in San Diego, California. The patent infringement action claims that Monsanto's use of synthetic Bt genes to develop and sell plants and seeds for insect-resistant crops infringes Mycogen's patent covering the process used to synthesize Bt genes. The suit also contains state law claims relating to Monsanto's published statements disparaging Mycogen's patents and technology. The patent infringement claim seeks an injunction to halt Monsanto's development and commercialization of plants and seeds using the process covered by Mycogen's patent. The state law claims seek unspecified damages. This litigation is not expected to have a material adverse effect on the Company's business or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of Mycogen Corporation trades on The Nasdaq Stock Market under the symbol "MYCO." Following are high and low trade prices for Mycogen Corporation Common Stock, as reported by Nasdaq.

         Year ended August 31, 1995                    High        Low
            4th Quarter.....................           11 1/4      7 3/4
            3rd Quarter.....................           10 3/4      8
            2nd Quarter.....................           12          7 7/8
            1st Quarter.....................           10 1/2      9 1/4

         Year ended August 31, 1994                    High        Low
            4th Quarter.....................           12          9 1/2
            3rd Quarter.....................           11 3/4      9 1/4
            2nd Quarter.....................           12          9 1/2
            1st Quarter.....................           13 1/2      9 3/4

     At September 30, 1995, there are approximately 3,300 holders of record of the Company's Common Stock. No dividends have been declared or paid on the Common Stock. The Company has no intention of paying dividends on Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                       FIVE YEAR SELECTED FINANCIAL DATA

                     (In thousands except per share data)

                                                                                             EIGHT
                                                                                             MONTHS
                                                                                             ENDED              YEARS ENDED
                                              YEARS ENDED AUGUST 31,/1/                    AUGUST 31,           DECEMBER 31,
                                ------------------------------------------------------    ------------------------------------------

                                   1995                1994/2/              1993/2/          1992/2/        1991/2/     1990/2/
                                   ----                ------               ------           -------        -------     ------
                                                                                            (unaudited)
Net Operating Revenues          $106,169              $104,383              $12,583          $ 23,427       $13,218     $2,512
Total Revenue                    113,218               112,760              118,011            24,630        18,312     10,724
Net Loss Applicable to           (15,946)              (33,234)/3/          (27,514)/4/        (3,030)/5/    (3,305)    (4,492)/6/
  Common Shares
Net Loss Per Common Share           (.83)                (1.81)/3/            (1.69)/4/          (.21)/5/      (.27)      (.44)/6/
Cash, Cash Equivalents and
  Securities Available-for-Sale   17,600                37,887               66,314            66,456        75,835      8,578
Total Assets                     159,608               165,726              201,533           112,714       114,540     79,747
Long-term Liabilities              3,291                 1,207                1,141             1,256         1,041        ---
Redeemable Preferred Stock           ---                   ---               40,897               ---           ---        ---
Stockholders' Equity             113,703               125,406              107,885           105,207       107,011     76,750

/1/ In May 1995, Mycogen Corporation changed its fiscal year end from December 31 to August 31 and has elected to report the three years ended August 31, 1995.

/2/ The acquisitions of MPS in 1993 and 1994 and Soilserv, Inc. in 1991 affect the comparability of the Selected Financial Data.

/3/ Net loss in 1994 includes charges of $26.6 million for the write-off of acquired in-process technology and $9.8 million for restructuring.


/4/ Net loss in 1993 includes charges of $21.6 million for the write-off of acquired in-process technology and $2.1 million for restructuring.

/5/ Net loss in 1992 includes charges of $2.1 million for a patent litigation settlement.

/6/ Net loss in 1990 includes a charge of $2.6 million for the write-down of an investment.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY

     Mycogen develops and markets value-added planting seeds for major agricultural crops and environmentally compatible biopesticide products and provides crop protection services to control pests and improve food and fiber production. The Company is organized into two business units, Seed and Crop Protection.

     Mycogen's Seed business, MPS, the seventh largest seed company in the U.S., markets a complete line of planting seeds for corn, soybean, sunflower, sorghum and other crops. Using both traditional breeding and advanced biotechnology techniques, the Company is moving rapidly to augment and improve the genetic makeup of major crops to produce seed products that give growers value-added performance characteristics.

     Mycogen's Crop Protection business, Mycogen Crop Protection, develops, manufactures and markets biopesticide products and provides crop protection services to growers of high value crops in California and Arizona.

     In May 1995, the Company decided to change its fiscal year-end from December 31 to August 31 to better match financial reporting with the Company's business cycle.

     The Company's businesses are highly seasonal. Seed operating revenues are concentrated mainly in the second and third fiscal quarters which end in February and May and Crop Protection operating revenues are concentrated mainly in the third and fourth quarters which end in May and August. However, varying climatic conditions can shift revenues between quarters. Operating revenues and seed costs are impacted by weather. Weather can influence pest populations, the effectiveness of pesticides and seeds, seed production yields, commodity prices, growers' planting decisions and other factors affecting revenues and costs. Operating revenues also depend on a number of other factors, including market acceptance of products, competition and U.S. and foreign government policies that affect crop acreage and farm income. Planted acreage is a key factor in determining volumes of seed, crop protection services and biopesticide products purchased by growers.

     In December 1982, Mycogen was formed to use genetic engineering to develop environmentally compatible biological alternatives to chemical pesticides. In January 1990, the Company acquired a line of fatty acid based pesticides to complement its line of microbial products. In August 1991, it acquired Soilserv, a provider of crop protection services to growers in California and Arizona, to establish a revenue base and to gain experience in crop protection practices. During this time, Mycogen continued to develop a library of Bt gene sequences that code for production of protein biotoxins with pesticidal activity.

     In December 1992, Mycogen acquired 51% of the Agrigenetics division of Lubrizol, which currently is doing business as Mycogen Plant Sciences. The acquisition was driven by the opportunity to pool Mycogen's and Lubrizol's respective plant science and Bt gene technology patent estates and technological expertise to develop pest resistant crops. Such crops are developed by inserting synthetic Bt genes into plant tissue, causing plants to produce proteins that protect them from damage by certain pests. Once fixed in plant parent lines, this pest-resistance trait is carried in planting seeds that are produced and marketed as value-added products.

     In December 1993, the Company acquired an additional 29.5% of MPS and agreed to purchase Lubrizol's remaining 19.5% ownership over time. As a result of these transactions, Mycogen expensed, as special charges, certain acquired in-process technologies which totaled $26.6 million and $21.6 million for the fiscal years ended August 1994 and 1993, respectively.

     In August 1993, the Company decided to combine certain biopesticide discovery and plant science research programs to accelerate development of pest-resistant crops. The Company also decided to completely restructure MPS. When Mycogen acquired Agrigenetics, Agrigenetics consisted of four independent seed companies selling products under ten different brand names. In some areas, these companies competed against each other with the same products. Their businesses were based mainly on marketing seed products developed from publicly available parent lines as lower priced alternatives to premium priced seed products sold by other companies. Volumes and margins had declined each year and inventory was increasing and aging. Mycogen decided to consolidate these separate companies into one, MPS. The Company consolidated administration, production, sales, marketing and general management at the headquarters of the largest of the four companies in Prescott, Wisconsin. Mycogen also decided to eliminate all of the existing brand names and commercialize all seed products under the Mycogen(TM) brand, to eliminate overlapping sales territories and to replace older, lower value generic products with new, proprietary, value-added products. These changes resulted in restructuring charges totaling $9.8 million and $2.1 million for the fiscal years ended August 1994 and 1993, respectively.

     This consolidation has improved efficiency and reduced expenses. The number of separate seed corn products has been reduced from 270 to approximately 90, and the number of farmer/dealers has been reduced from more than 5,000 to approximately 2,600. However, the elimination of familiar brands, heavy turnover in the sales force and repositioning of MPS from a discounter to a marketer of proprietary, value-added products under a new brand name has created significant disruption in the business, and seed volumes and market share have declined. Additionally, MPS' 1995 sales performance was adversely affected by a reduction in planted acres in many key territories and crops. All of these negative factors contributed to lower sales in 1995.

     Despite these disappointing 1995 results, the Company believes that its progress in commercializing new, proprietary, value-added corn hybrids and other products will enable it to reverse declining volumes and margins in 1996. MPS' new NatureGard(TM) seed corn with genetically enhanced insect-resistance and Totally Managed Feedstuffs(TM) silage hybrids were well received by growers. Limited quantities of these products virtually sold out, accounting for 20% of total seed corn volumes for 1995, and the Company has produced significantly larger quantities of both for 1996 planting.

     Additionally, Mycogen Crop Protection brought on-line a new microbial biopesticide production and packaging facility and implemented a higher-yielding fermentation process that has reduced variable production costs and assures future production capacity. The Company intends to take advantage of this improved biopesticide cost position and production capacity to rapidly increase sales of its microbial based biopesticide products.

     However, as noted earlier, weather, competition, regulation and other external factors may affect Mycogen's ability to increase operating revenues and achieve profitability. The Company also must continue to invest in commercializing existing products and in discovery and development of new products, so the trend in losses from operations may continue if revenues do not increase. The Company will continue to pursue an aggressive acquisition and joint venture strategy to complement existing technologies and to expand distribution.

                 SEGMENT OPERATING REVENUES AND OPERATING LOSS

                                       Years ended August 31,
(In thousands)                 1995            1994             1993
                           ------------   -------------    -------------
Operating Revenues
 Seed
  Corn                    $   28,537     $    32,020       $   36,764
  Soybean                      8,794          10,386           11,364
  Sunflower                   10,376           9,888            8,920
  Other                        7,548           9,494           11,906
  International               10,074           8,541           10,911
                           ------------   ------------      -----------
                              65,329          70,329           79,865
                           ------------   ------------      -----------

 Crop Protection
  Soilserv                    32,887          29,139           29,310
  Biopesticides                7,953           4,915            3,408
                           ------------   ------------      -----------
                              40,840          34,054           32,718
                           ------------   ------------      -----------
Total Operating Revenues  $  106,169     $   104,383       $  112,583
                           ============   ============      ===========

Operating Loss
  Seed                       (11,922)        (45,052)*        (19,266)*
  Crop Protection             (2,336)           (859)          (6,268)
  Corporate                   (1,259)         (2,894)          (2,461)
                           ------------   -------------     ------------
Total Operating Loss      $  (15,517)    $   (48,805)      $  (27,995)
                           ============   =============     ============

     *The net operating loss for the Seed segment includes special charges of $36.4 million and $23.7 million in 1994 and 1993, respectively. The net operating loss for 1993 for the Seed segment includes only nine months of operating expenses incurred from the date of acquisition in December 1992 and affects the comparability of the net operating losses.

                                 SEED SEGMENT

FISCAL YEAR ENDED AUGUST 1995 COMPARED TO 1994

OPERATING REVENUES: Seed operating revenues for the fiscal year ended August 1995 were $65.3 million compared to $70.3 million for the fiscal year ended August 1994. The net $5.0 million decrease in revenues is attributable mainly to lower volumes:

 .    Corn acres planted industry-wide decreased 10% from last year due to a cool, wet spring which caused growers to either not plant or to shift to other crops. However, the Company's corn volumes decreased 12%. Although soybean acres industry-wide are estimated to have been flat from 1994 to 1995, the Company's soybean volumes were down 15%. Corn and soybeans were the seed products most impacted by the reduction in hybrids, trade names and farmer/dealers.

 .    Sunflower revenues increased a net 5%, or $.5 million. Higher sales of confection sunflower and hi-oleic sunflower to a related party more than offset a 13% decline in oil sunflower volume. This decline in oil sunflower was due to disease and government programs which caused acres in certain territories where the Company has a strong market share to be shifted to wheat and canola.

 .    Other seed sales, comprised mainly of sorghum and alfalfa, also had lower sales volumes. Sorghum acreages continue to decline and shift to other crops, such as cotton. The Company believes that, as a result of the relatively mild winter, an unusual amount of pasture survived the normal winter kill, which resulted in lower alfalfa sales.

 .    International revenues increased 18%, or $1.5 million, due to higher corn and sunflower sales, mainly in France.

OPERATING LOSS: Seed operating loss for the fiscal year ended August 1995 was $11.9 million compared to $8.7 million (excluding special charges of $36.4 million) for the fiscal year ended August 1994. Gross profit is $4.3 million lower due mainly to lower sales volumes and higher cost of operating revenues as a percent of sales. Cost of operating revenues are higher due mainly to obsolescence as a result of repositioning corn inventory from non-proprietary hybrids to new value-added hybrids. Lower sales volumes are also responsible for increasing unit fixed costs and costs incurred to dispose of excess and poor quality inventory. Expenses were slightly lower. Higher research and development expenses were partially offset by lower selling, marketing, general and administrative expenses resulting from the completion of the company-wide restructuring and lower provisions for doubtful accounts.

FISCAL YEAR ENDED AUGUST 1994 COMPARED TO 1993

OPERATING REVENUES: Seed operating revenues for the fiscal year ended August 1994 which totaled $70.3 million were $9.5 million less than the fiscal year ended August 1993. North American sales of planting seeds decreased $7.2 million. Although acreage was higher in 1994 than in 1993 industry-wide, sales volume of certain of the Company's products declined due to the consolidation of separate seed divisions and a number of overlapping sales territories in addition to the elimination of certain brand names and hybrids. These volume declines were partially offset by $1.3 million in price gains due to a favorable product mix and fewer discounts. International sales declined $2.4 million due mainly to the one-time sale of sunflower oil in 1993.

OPERATING INCOME AND LOSS: Excluding special charges of $36.4 million and $23.7 million in 1994 and 1993, respectively, Seed operating income of $4.4 million for the fiscal year ended August 1993 decreased $13.1 million to a $8.7 million loss for the fiscal year ended August 1994. This decrease is due to the inclusion of MPS for a full year in 1994 as compared to nine months in 1993 which resulted in higher operating expenses of $6.7 million. Also contributing to the decrease were higher provisions for doubtful accounts of $1.3 million and lower margins of $7.7 million resulting mainly from provisions for excess and obsolete seed. These decreases were offset by higher contract revenues of $2.0 million.

                            CROP PROTECTION SEGMENT

FISCAL YEAR ENDED AUGUST 1995 COMPARED TO 1994

OPERATING REVENUES: Crop Protection operating revenues for the fiscal year ended August 1995 were $40.8 million compared to $34.1 million for the fiscal year ended August 1994.

 .    Soilserv operating revenues were $3.7 million higher than last year due to the flooding in California's Salinas Valley during the second quarter of this year which created higher insect and disease pressure that increased the demand for Soilserv's air applications of pesticides.

 .    Biopesticide operating revenues were up 62%, or $3.0 million, due to the introduction of Scythe(R) herbicide and increases in MVP(R) for control of heliothis in cotton and M-Peril(R) for control of European corn borer in corn. International sales of biopesticides were ahead of last year due to expanded sales of MVP(R) liquid in Asia and MVP(R) powder to Kubota Corporation.

OPERATING LOSS: Crop Protection recorded operating losses for the fiscal year ended August 1995 of $2.3 million compared to an operating loss of $.9 million for the fiscal year ended August 1994. The decline is due mainly to a $1.6 million write-down of crop protection technology resulting from the discontinuation of a certain product development program. Contract and other revenues declined $1.5 million. These decreases were partially offset by higher margins. Soilserv margins improved in total and as a percent of sales due to higher volumes.

FISCAL YEAR ENDED AUGUST 1994 COMPARED TO 1993

OPERATING REVENUES: Crop Protection operating revenues increased by $1.3 million from 1993 to 1994 due mainly to the introduction of M-Peril(R) for the control of European corn borer in corn and MVP(R) for control of heliothis in cotton. However, this increase was less than anticipated due to lower insect pressures in these markets, and was partially offset by the discontinuance of certain other products. International operating revenues increased due to introductory sales of MVP(R) liquid to Europe and Asia. Soilserv operating revenues remained relatively flat during the fiscal year ended 1994 compared to the same period in 1993.

OPERATING LOSS: Crop Protection operating loss improved $5.4 million during fiscal year 1994 due primarily to lower operating expenses of $4.3 million resulting mainly from the consolidation of certain research and administrative functions with the Seed segment. Contract and other revenues increased $1.0 million due to the receipt of $2.6 million in one-time license fees for certain herbicide technology and products for control of pests in poultry markets offset by revenues under other arrangements that declined in 1994 as existing funding requirements concluded and a one-time license fee received in 1993.

                                   CORPORATE

FISCAL YEAR ENDED AUGUST 1995 COMPARED TO 1994

     The reduction of $1.6 million in the Corporate operating loss from $2.9 million in 1994 to $1.3 million in 1995 is due to lower general and administrative expenses resulting from the consolidation and allocation of Corporate general and administrative resources to the Seed business during the 1993 restructuring of MPS' operations.

FISCAL YEAR ENDED AUGUST 1994 COMPARED TO 1993

     Corporate operating loss increased $.4 million from $2.5 million in 1993 to $2.9 million in 1994. The higher general and administrative expenses reflect the full year effect of MPS' operations in fiscal year 1994 and increased efforts required at the Corporate level.

                              NON-OPERATING ITEMS

INTEREST INCOME AND EXPENSE, NET

     Interest income and expense, net, decreased $1.4 million to $.9 million in 1995. The decrease is due mainly to less cash available for investment and higher levels of borrowing under the Company's line of credit during the year. Interest income and expense, net, decreased $.8 million to $2.3 million in 1994 due primarily to lower cash balances available for investment.

MINORITY INTEREST

     Effective December 31, 1993, the Company agreed to purchase the remaining 19.46% ownership interest in MPS from Lubrizol. Lubrizol's minority interest in MPS is recorded at the minimum agreed upon purchase price and the earnings from MPS have been recognized as if the Company owned 100% of MPS. Therefore, no minority interest has been recognized for periods after December 31, 1993.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and securities available-for-sale decreased by $20.3 million to $17.6 million during the fiscal year ended August 31, 1995. This decrease was due primarily to prepaid contract manufacturing costs of $8.8 million, the purchase of land and buildings for $2.5 million, other capital expenditures which totaled $4.1 million, patent expenditures of $1.8 million and cash used in operations of $6.5 million. Cash used in operations resulted primarily from higher trade accounts receivable and inventory balances. These cash outflows were offset by cash proceeds of $2.5 million from a seven-year note payable to a bank to fund the purchase of the land and buildings.


     In September 1995, the Company signed a letter of intent for a technology and development collaboration with Pioneer. Under the agreement, Pioneer will purchase three million shares of the Company's common stock for $30 million and provide $21 million in research and development funding over the next five years. The transaction is subject to completion of definitive agreements.

     Dividends on the Series A preferred stock are cumulative and are payable quarterly to Lubrizol in additional shares of preferred stock. Starting in December 1997 and thereafter, the dividends are payable in cash. Also, the Company has agreed to purchase the remaining ownership interest of MPS from Lubrizol for additional Common Stock or, after November 2000, for cash at a price between $21.4 million and $26.3 million. The Company plans to pursue an acquisition strategy to complement existing technologies. It is anticipated that any acquisitions would be financed with existing cash, stock or debt. The Company has a $25 million bank line of credit facility which expires November 30, 1995, to fund portions of its seasonal working capital needs, all of which was unused at August 31, 1995.

     The Company anticipates that its current cash position, and revenue from operations and contract and other revenues will be sufficient to finance working capital and capital requirements for the immediate future. However, the Company's capital requirements may vary as a result of competitive and technological developments, the timing of regulatory approval for new products and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements appearing after the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

     Certain information required by Part III is omitted from this report in that the Company will file the Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. The information under the caption "Election of Directors," appearing in the Proxy Statement, is incorporated herein by reference.

     (b) Identification of Executive Officers. The information under the headings "Executive Officers" and "Responsibilities and Business Experience of Executive Officers," appearing in the Proxy Statement, is incorporated herein by reference.

     (c) Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant and upon written representations of all individuals required to file forms pursuant to Section 16(a), the Registrant knows of no such individual that failed to file Forms 3, 4 and 5 on a timely basis during the last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the heading "Executive Compensation" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the headings "Principal Stockholders" and "Executive Compensation-Security Ownership of Directors and Management as of September 30, 1995," appearing in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the headings "Election of Directors," "Executive Compensation" and "Certain Relationships and Related Transactions" appearing in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Report of Ernst and Young LLP, Independent Auditors. See Index to Financial Statements at page 31 of this Form 10-K.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report on Form 10-K.

     (c) Exhibits:

                                                                                           SEQUENTIALLY
     EXHIBIT                                                                                 NUMBERED
     NUMBER       DESCRIPTION                                                                  PAGE
     3.1          Certificate of Incorporation of the Company. Incorporated by                  --
                  reference from Exhibit 3.1 to the Company's Registration
                  Statement on Form S-1, Registration No. 33-13846, filed on
                  April 29, 1987.

     3.2          Certificate of Amendment of Certificate of Incorporation of                   --
                  the Company. Incorporated by reference from Exhibit 3.2 to the
                  Company's Registration Statement on Form S-1, Registration No.
                  33-13846, filed on April 29, 1987.

     3.3          Certificate of Retirement. Incorporated by reference from                     --
                  Exhibit 3.3 to the Company's Form 10-K for the fiscal year ended September 30, 1988, filed on December 23, 1988.

     3.4          Certificate of Amendment. Incorporated by reference from                      --
                  Exhibit 3.4 to the Company's Form 10-K for the fiscal year ended December 31, 1991, filed on March 19, 1992.

     3.5          Amended Certificate of Designation, Powers, Preferences and                   --
                  Rights of the Senior Redeemable convertible Preferred Stock,
                  Series A. Incorporated by reference from Exhibit 3.5 to the
                  Company's Form 8-K, filed on January 13, 1994.

     3.6          Bylaws of the Company. Incorporated by reference from Exhibit                 --
                  3.3 to the Company's Registration Statement on Form S-1,
                  Registration No. 33-13846, filed on April 29, 1987.

     4.1          Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6                 --
                  above.

     4.2          Specimen Common Stock Certificate, $0.001 par value.                          --
                  Incorporated by reference from Exhibit 4.2 to the Company's
                  Registration Statement on Form S-1, Registration No. 33-13846,
                  filed on April 29, 1987.

     4.3          Rights Agreement. Incorporated by reference from Exhibit 1 to                 --
                  the Company's Form 8-K, filed on February 21, 1992.

     4.4          Amendment to the Rights Agreement. Incorporated by reference                  --
                  from Exhibit 4.5 to the Company's form 8-K, filed on January
                  13, 1994.

     4.5          Amendment to the Rights Agreement. Incorporated by reference                  --
                  from Exhibit 4.5 to the Company's Form 10-K for the year ended
                  December 31, 1994, filed on March 3, 1995.

     10.1         Registration Rights Agreement under Stock Purchase Agreement                  --
                  dated March 6, 1989. Incorporated by reference from Exhibit
                  10.2 to the Company's Form 10-K for the year ended September
                  30, 1989, filed on December 28, 1989.

     10.2         Bioherbicide/Biotoxin Research and Development Agreement,                     --
                  dated March 6, 1989, between JT Biotech USA Inc. ("JT") and
                  Mycogen Corporation (with certain confidential portions
                  omitted). Incorporated by reference from Exhibit 10.3 to the
                  Company's Form 10-K for the year ended September 30, 1989, filed on December 28, 1989.

     10.3         Bioherbicide Commercialization License Agreement (Japan).                     --
                  Incorporated by reference from Exhibit 10.4 to the Company's
                  Form 10-K for the year ended September 30, 1989, filed on
                  December 28, 1989.

     10.4         Mycogen Version - Technology License Agreement BH/BT between                  --
                  Mycogen and MJT BH/BT Partnership, L.P. (with certain
                  confidential portions omitted). Incorporated by reference from
                  Exhibit 10.5 to the Company's Form 10-K for the year ended
                  September 30, 1989, filed on December 28, 1989.

     10.5         JT Version - Technology License Agreement BH/BT between JT and                --
                  MJT BH/BT Partnership, L.P. (with certain confidential
                  portions omitted). Incorporated by reference from Exhibit 10.6 to the Company's Form 10-K for the year ended September 30,
                  1989, filed on December 28, 1989.

     10.6         Guarantee and Undertakings of Japan Tobacco Inc.                              --
                  (Bioherbicide/Biotoxin), including Technology License
                  Agreement (BH/BT), delivered pursuant to Section 8(j) of the
                  Research and Development Agreement (with certain confidential portions omitted). Incorporated by reference from Exhibit 10.7 to the Company's Form 10-K for the year ended September 30,
                  1989, filed on December 28, 1989.

     10.7         Guarantee and Undertakings of Mycogen Corporation                             --
                  (Bioherbicide/Biotoxin), delivered pursuant to Section 8(j) of the Research and Development Agreement (with certain
                  confidential portions omitted). Incorporated by reference from
                  Exhibit 10.8 to the Company's Form 10-K for the year ended
                  September 30, 1989, filed on December 28, 1989.

     10.8         Limited Partnership Agreement of MJT BH/BT Partnership, L.P.,                 --
                  dated March 6, 1989, between Mycosub/BH, Inc. and JT Biotech
                  USA, Inc. (with certain confidential portions omitted).
                  Incorporated by reference from Exhibit 10.9 to the Company's
                  Form 10-K for the year ended September 30, 1989, filed on
                  December 28, 1989.

     10.9         Bioadjuvant Research and Development Agreement, dated March 6,                --
                  1989, between Mycogen Corporation and JT Biotech USA Inc.
                  (with certain confidential portions omitted). Incorporated by reference from Exhibit 10.10 to the Company's Form 10-K for the year ended September 30, 1989, filed on December 28, 1989.

     10.10        Mycogen Version - Technology Licensing Agreement (BA) between                 --
                  Mycogen and MJT BA Partnership, L.P. (with certain
                  confidential portions omitted). Incorporated by reference from
                  Exhibit 10.11 to the Company's Form 10-K for the year ended
                  September 30, 1989, filed on December 28, 1989.

     10.11        JT Version - Technology Licensing Agreement (BA) between JT                   --
                  and MJT BA Partnership, L.P. (with certain confidential
                  portions omitted). Incorporated by reference from Exhibit
                  10.12 to the Company's Form 10-K for the year ended September
                  30, 1989, filed on December 28, 1989.

     10.12        Guarantee and Undertakings of Japan Tobacco (Bioadjuvant),                    --
                  including Technology License Agreement (BA), delivered
                  pursuant to Section 8 (i) of the Research and Development
                  Agreement (with certain confidential portions omitted).
                  Incorporated by reference from Exhibit 10.13 to the Company's
                  Form 10-K for the year ended September 30, 1989, filed on
                  December 28, 1989.

     10.13        Guarantee and Undertakings of Mycogen Corporation, delivered                  --
                  pursuant to Section 9(i) of the Research and Development
                  Agreement. Incorporated by reference from Exhibit 10.14 to the
                  Company's Form 10-K for the year ended September 30, 1989, filed on December 28, 1989.

     10.14        Limited Partnership Agreement of MJT BA Partnership, L.P.,                    --
                  dated March 6, 1989, between Mycosub/BA, Inc. and JT Biotech
                  USA Inc. (with certain confidential portions omitted).
                  Incorporated by reference from Exhibit 10.15 to the Company's
                  Form 10-K for the year ended September 30, 1989, filed on
                  December 28, 1989.

     10.15        Registrant's 1988 Stock Purchase Plan. Incorporated by                        --
                  reference from Exhibit 10.19 to the Company's Form 10-K for the fiscal year ended December 31, 1991, filed on March 19,
                  1992.

     10.16        Registrant's 401(k) Plan. Incorporated by reference from                      --
                  Exhibit 10.4 to the Company's form 10-K for the fiscal year ended September 30, 1988, filed on December 23, 1988.

     10.17        Amendment No. 1 to Registrant's 401(k) Plan. Incorporated by                  --
                  reference from Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1990, filed on March 29, 1991.

     10.18        Amendment to Registrant's 401(k) Plan dated January 1, 1994.                  --
                  Incorporated by reference from Exhibit 10.18 to the Company's
                  Form 10-K for the year ended December 31, 1994, filed on March
                  3, 1995.

     10.19        Registrant's Restricted Stock Issuance Plan. Incorporated by                  --
                  reference from Exhibit 28.1 to the Company's Registration
                  Statement on Form S-8, Registration No. 33-40349, filed on May
                  3, 1991.

     10.20        Form of Agreements pertaining to Restricted Stock Issuance                    --
                  Plan. Incorporated by reference from exhibit 28.2 to the
                  Company's Registration Statement on form S-8, Registration No.
                  33-40349, filed on May 3, 1991.

     10.21        Form of Indemnity Agreement between the Company and each of                   --
                  its directors. Incorporated by reference from Exhibit 10.28 to the Company's Form 10-K for the year ended December 31, 1991, filed on March 19, 1992.

     10.22        Manufacturing Agreement dated September 15, 1988 between the                  --
                  Company and International Bio-Synthetics Inc. (with certain confidential portions omitted). Incorporated by reference from
                  Exhibit 10.19 to the Company's Form 10-K for the year ended
                  September 30, 1988, filed on December 23, 1988.

     10.23        Agreement for Purchase and Sale of Assets by and between                      --
                  Mycogen Corporation, Safer, Inc. and Safer Ltd., dated January
                  4, 1990. Incorporated by reference from Exhibit 10.30 to the
                  Company's Registration Statement on Form S-1, Registration No.
                  33-34591, filed on April 27, 1990.

     10.24        Commercial License Agreement by and between Mycogen                           --
                  Corporation and Safer, Inc., dated January 4, 1990.
                  Incorporated by reference from Exhibit 10.32 to the Company's
                  Registration Statement on Form S-1, Registration No. 33-34591,
                  filed on April 27, 1990.

     10.25        Stock Purchase Agreement, dated as of July 31, 1991, among the                --
                  Company, Griffin Corporation of Valdosta, Georgia, Kocide
                  Chemical Corporation, A.J. Larronde and D.J. Sites,
                  individually and under power of attorney for other
                  shareholders of Soilserv, Inc. Incorporated by reference from
                  Exhibit 2.1 to the Company's Form 8-K, filed on August 14,
                  1991.

     10.26        Covenant Not to Compete dated as of August 1, 1991, among the                 --
                  Company, Griffin Corporation of Valdosta, Georgia, Kocide
                  Chemical Corporation. Incorporated by reference from exhibit
                  28.1 to the Company's Form 8-K, filed on August 14, 1991.

     10.27        Representations, Warranties and Indemnification Agreement                     --
                  dated August 25, 1992, among Registrant, Lubrizol Corporation
                  ("Lubrizol") and Agrigenetics L.P. Incorporated by reference from Exhibit 10.44 to the Company's Form 8-K, filed on
                  December 14, 1992.

     10.28        Stock Exchange Agreement dated August 25, 1992, between                       --
                  Registrant and Lubrizol. Incorporated by reference from
                  Exhibit 10.45 to the Company's Form 8-K, filed on December 14,
                  1992.

     10.29        Agreement of Limited Partnership dated August 25, 1992, among                 --
                  Registrant, AGC Holdings, Inc. (a wholly owned subsidiary of
                  Lubrizol) and Lubrizol Genetics, Inc. (subsequently renamed
                  Mycogen Plant Science, Inc.). Incorporated by reference from
                  Exhibit 10.47 to the Company's Form 8-K, filed on December 14,
                  1992.

     10.30        License Agreement dated December 1, 1992, between Registrant                  --
                  and Agrigenetics L.P. Incorporated by reference from Exhibit
                  10.48 to the Company's Form 8-K, filed on December 14, 1992.

     10.31        Mycogen 1992 Stock Option Plan. Incorporated by reference from                --
                  Exhibit 28.1 to the Company's Registration Statement on Form
                  S-8, Registration Statement No. 33-55508, filed on December 9,
                  1992.

     10.32        Form of Agreements pertaining to 1992 Stock Option Plan.                      --
                  Incorporated by reference from Exhibits 28.2, 28.3, 28.4 and
                  28.5 to the Company's Registration Statement on Form S-8,
                  Registration No. 33-55508, filed on December 9, 1992.

     10.33        Technology and Development Agreement dated December 1, 1991,                  --
                  between SVO Specialty Products, Inc. (a wholly owned
                  subsidiary of Lubrizol) and Agrigenetics, L.P. Incorporated by
                  reference from Exhibit 28.1 to the Company's Form 8-K, filed on December 14, 1992.

     10.34        Revolving Credit Note of Mycogen Corporation to Harris Trust                  --
                  and Savings Bank ("Harris Bank") dated August 5, 1994.
                  Incorporated by reference from Exhibit 10.34 to the Company's
                  Form 10-K for the year ended December 31, 1994, filed on March
                  3, 1995.

     10.35        Revolving Credit Agreement between Mycogen Corporation and                    --
                  Harris Bank dated August 5, 1994. Incorporated by reference from Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1994, filed on March 3, 1995.

     10.36        Guaranty Agreement from the Company to Harris Bank dated                      --
                  August 5, 1994. Incorporated by reference from Exhibit 10.36 to the Company's Form 10-K for the year ended December 31,
                  1994, filed on March 3, 1995.

     10.37        Form of Employment/Severance Agreement between the Company and                --
                  certain executive officers of the Company. Incorporated by reference from Exhibit 10.55 to the Company's Form 10-K for the year ended December 31, 1992, filed on March 20, 1993.

     10.38        Partnership Interest Purchase Agreement dated December 31,                    --
                  1993, between Registrant and Lubrizol. Incorporated by
                  reference from Exhibit 10.59 to the Company's Form 8-K, filed on January 13, 1994.

     10.39        Contribution Agreement dated December 31, 1993, between the                   --
                  Registrant and Mycogen Plant Science, Inc. Incorporated by
                  reference from Exhibit 10.60 to the Company's Form 8-K, filed on January 13, 1994.

     10.40        Contribution and Liquidation Agreement dated December 31,                     --
                  1993, among Agrigenetics, L.P., Mycogen Plant Science, Inc.,
                  Lubrizol and Agrigenetics, Inc. Incorporated by reference from
                  Exhibit 10.61 to the Company's Form 8-K, filed on January 13,
                  1994.

     10.41        Termination Agreement dated December 31, 1993, between Mycogen                --
                  and Lubrizol. Incorporated by reference from Exhibit 10.62 to the Company's Form 8-K, filed on January 13, 1994.

     10.42        Amended and Restated Equity Investment Agreement dated                        --
                  December 31, 1993, among Registrant, Mycogen Plant Science,
                  Inc., Agrigenetics, Inc. and Lubrizol. Incorporated by
                  reference from Exhibit 10.63 to the Company's Form 8-K, filed on January 13, 1994.

     10.43        Amended and Restated Registration Rights Agreement dated                      --
                  December 31, 1993, between the Registrant and Lubrizol.
                  Incorporated by reference from Exhibit 10.64 to the Company's
                  Form 8-K, filed on January 13, 1994.

     10.44        Manufacturing Agreement dated December 1, 1993, between the                   --
                  Registrant and Enzyme Bio Systems. Confidential treatment has been requested regarding certain portions of the agreement.
                  Incorporated by reference from Exhibit 10.44 to the Company's
                  Form 10-K for the year ended December 31, 1994, filed on March
                  3, 1995.

     10.45        Agreement for Exchange of Insect Control Technology and Patent                --
                  Rights dated July 14, 1993, between the Registrant and Ciba
                  Seeds. Confidential treatment has been requested regarding certain portions of the agreement. Incorporated by reference from Exhibit 10.45 to the Company's Form 10-K for the year ended December 31, 1994, filed on March 3, 1995.

     10.46        Commercial Promissory Note dated January 31, 1995, between the                --
                  Company and Union Bank. Incorporated by reference from Exhibit
                  10.48 to the Company's Form 10-K for the year ended December
                  31, 1994, filed on March 3, 1995.

     10.47        Term Loan Agreement dated January 31, 1995 between the Company                --
                  and Union Bank. Incorporated by reference from Exhibit 10.49 to the Company's Form 10-K for the year ended December 31,
                  1994, filed on March 3, 1995.

     21.1         Mycosub BH/BT, a Delaware corporation. Incorporated by                        --
                  reference from Exhibit 22.1 to the Company's Form 10-K for the year ended September 30, 1989, filed on December 28, 1989.

     21.2         Mycosub BA, a Delaware corporation. Incorporated by reference                 --
                  from Exhibit 22.2 to the Company's Form 10-K for the year
                  ended September 30, 1989, filed on December 28, 1989.

     21.3         Soilserv, Inc., a California corporation. Incorporated by                     --
                  reference from Exhibit 22.3 to the Company's Form 10-K for the year ended December 31, 1991, filed on March 19, 1992.

     21.4         Parasitix Corporation, a California corporation. Incorporated                 --
                  by reference from Exhibit 22.4 to the Company's Form 10-K for the year ended December 31, 1991, filed on March 19, 1992.

     21.5         Mycogen Plant Science, Inc., a Delaware corporation.                          --
                  Incorporated by reference from Exhibit 10.55 to the Company's
                  Form 10-K filed on March 20, 1993.

     21.6         Agrigenetics, Inc. (d/b/a/ Mycogen Plant Sciences), a Delaware                --
                  corporation. Incorporated by reference from Exhibit 22.6 to the Company's Form 10-K for the year ended December 31, 1993, filed on March 4, 1994.

     21.7         Mycogen Far East Asia, a California corporation. Incorporated                 --
                  by reference from Exhibit 22.7 to the Company's Form 10-K for the year ended December 31, 1994, filed on March 3, 1995.

     21.8         Mycogen Crop Protection, Inc., a California corporation.                      54

     21.9         Mycogen California, Inc., a California corporation                            75

      *           The Company's Notice of Annual Meeting and Proxy Statement                    --
                  dated on or about November 15, 1995.

     23.1         Consent of Ernst & Young LLP, Independent Auditors.                           113

     24.1         Power of Attorney.                                                            114

     99.1         Purchase Agreement dated February 15, --1995, among                           --
                  Registrant, Agrigenetics, Inc. and Delta and Pine Land
                  Company. Incorporated by reference from Exhibit 99.1 to the
                  Company's Form 8-K, filed on April 20, 1995.

* Supplemental Information: Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders and copies of the form of proxy to be used at such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they are distributed to the stockholders.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MYCOGEN CORPORATION



Date:  November 3, 1995               By:     /s/       JERRY CAULDER
                                            -------------------------------
                                            Jerry Caulder
                                            Chairman and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

     /s/  JERRY CAULDER                     Chairman, Chief                     November 3, 1995
----------------------------------------    Executive Officer and Director
     (Jerry Caulder)                        (Principal Executive Officer)


     /s/  THOMAS J. CABLE                   Director                            November 3, 1995
----------------------------------------
     (Thomas J. Cable*)

     /s/ GEORGE R. HILL                     Director                            November 3, 1995
----------------------------------------
     (George R. Hill*)

     /s/  KENNETH H. HOPPING                Director                            November 3, 1995
----------------------------------------
     (Kenneth H. Hopping*)

     /s/ DAVID H. RAMMLER                   Director                            November 3, 1995
----------------------------------------
     (David H. Rammler*)

     /s/ A. JOHN SPEZIALE                   Director                            November 3, 1995
----------------------------------------
     (A. John Speziale*)

     /s/  JAMES A. BAUMKER                  Vice President  and Chief           November 3, 1995
----------------------------------------    Financial Officer
     (James A. Baumker)                     (Principal Financial and
                                            Accounting Officer)

*By James A. Baumker under power of attorney.

                              MYCOGEN CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

Consolidated Statements of Operations for the years ended
   August 31, 1995, 1994 and 1993......................................................32

Consolidated Balance Sheets as of August 31, 1995, 1994 and 1993.......................33

Consolidated Statements of  Stockholders' Equity for the years ended
   August 31, 1995, 1994 and 1993......................................................34

Consolidated Statements of Cash Flows for the years ended
   August 31, 1995, 1994 and 1993......................................................35

Notes to Consolidated Financial Statements.............................................36

Schedule II - Valuation and Qualifying Accounts for the years ended
   August 31, 1995 and 1994............................................................49

Report of Ernst & Young LLP, Independent Auditors......................................50

Exhibit 27 - Financial Data Schedule for the year ended August 31, 1995................51

Quarterly Financial Data for the year ended August 31, 1995............................52

All other schedules required by this item have been omitted due to full disclosure in the Financial Statements or related footnotes or due to inapplicability of the item.

                              MYCOGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                             YEARS ENDED AUGUST 31,
                                               -------------------------------------------------
                                                   1995               1994               1993
                                               -----------        -----------         ----------

Net operating revenues:
  Unrelated parties.....................       $  103,701         $ 102,449           $ 108,039
  Related party.........................            2,468             1,934               4,544
Contract and other revenues:
  Unrelated parties.....................            4,334             4,888               2,345
  Related parties.......................            2,715             3,489               3,083
                                               ------------       -----------         ----------

    Total revenues......................          113,218           112,760             118,011
                                               ------------       -----------         ----------

Costs and expenses:
  Cost of operating revenues............           70,985            66,809              67,555
  Selling and marketing.................           18,502            20,360              16,885
  General and administrative............           14,213            17,675              16,203
  Research and development..............           21,181            18,171              19,645
  Amortization of intangible assets.....            3,854             2,172               2,042
  Special charges.......................              ---            36,378              23,676
                                               ------------       -----------         ----------

    Total costs and expenses............          128,735           161,565             146,006
                                               ------------       -----------         ----------

Operating loss..........................          (15,517)          (48,805)            (27,995)

  Interest income and expense, net......              914             2,328               3,175
  Exchange gain (loss)..................              160               215                (471)
  Minority interest.....................              ---            14,632                (726)
                                               ------------       -----------         ----------

Net loss................................          (14,443)          (31,630)            (26,017)
Dividends on preferred stock............           (1,503)           (1,604)             (1,497)
                                               ------------       -----------         ----------

Net loss applicable to common shares....       $  (15,946)        $ (33,234)          $ (27,514)
                                               ============       ===========         ==========

Net loss per common share...............       $     (.83)        $   (1.81)          $   (1.69)
                                               ============       ===========         ==========

Weighted average number of shares.......           19,225            18,377              16,318
                                               ============       ===========         ==========

See accompanying Notes to Consolidated Financial Statements.

                              MYCOGEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except par value data)

                                                                                  AUGUST 31,
                          ASSETS                                              1995           1994
                                                                         ------------    ------------
Current assets:
  Cash and cash equivalents.............................................  $   5,687       $   8,681
  Securities available-for-sale.........................................     11,913          29,206
  Accounts and notes receivable, net of allowances......................     27,402          24,402
  Inventories...........................................................     33,633          31,714
  Prepaid expenses......................................................      1,267           1,121
                                                                         ------------    ------------

    Total current assets................................................     79,902          95,124

Net property, plant and equipment.......................................     49,646          48,537
Net intangible assets...................................................     17,759          18,091
Other assets............................................................     12,301           3,974
                                                                         ------------    ------------

Total assets............................................................  $ 159,608       $ 165,726
                                                                         ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................  $   6,760       $   3,746
  Accrued compensation and related taxes................................      3,553           3,355
  Deferred revenues.....................................................      5,670           4,681
  Other current liabilities.............................................      5,225           5,925
                                                                         ------------    ------------

    Total current liabilities...........................................     21,208          17,707

Long-term liabilities...................................................      3,291           1,207
Minority interest.......................................................     21,406          21,406
Commitments
Stockholders' equity:
 Senior convertible cumulative preferred stock:
  Series A preferred stock, $.001 par value, 3,940 shares authorized;
  3,100 and 2,950 shares issued to a related party and outstanding at
  August 31, 1995 and 1994, respectively; aggregate liquidation
  preference, $31,004 and  $29,501, respectively........................                        ---
 Common stock, $.001 par value, 40,000,000 shares authorized;
  19,400,764 and 19,098,891 shares issued and outstanding at                     19              19
  August 31, 1995 and 1994 respectively.................................
 Additional paid in capital.............................................    216,436         213,696
 Deficit................................................................   (102,752)        (88,309)
                                                                         ------------    ------------
    Total stockholders' equity..........................................    113,703         125,406
                                                                         ------------    ------------

Total liabilities and stockholders' equity..............................  $ 159,608       $ 165,726
                                                                         ============    ============

See accompanying Notes to Consolidated Financial Statements.

                              MYCOGEN CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                             SHARES OF   COMMON STOCK
                                                       ----------------
                                             SERIES A   NUMBER           ADDITIONAL                    TOTAL
                                            PREFERRED     OF              PAID IN                  STOCKHOLDERS'
                                               STOCK    SHARES  AMOUNT    CAPITAL       DEFICIT        EQUITY
                                            ---------  -------- ------   ----------   ----------- ---------------
Balance at August 31, 1992                        ---   14,456  $ 14     $135,848     $ (30,662)     $105,200
 Issuance of common stock under:
    Employee stock plans.................         ---      253     1        1,703           ---         1,704
    Formation of partnership.............         ---    2,295     2       28,107           ---        28,109
 Receipt of stock to satisfy note
    receivable...........................         ---       (9)  ---         (129)          ---          (129)
 Compensation related to employee
    stock plans..........................         ---      ---   ---          521           ---           521
 Preferred stock dividend accrual........         ---      ---   ---       (1,497)          ---        (1,497)
 Net loss................................         ---      ---   ---          ---       (26,017)      (26,017)
 Cumulative translation adjustment.......         ---      ---   ---           (6)          ---            (6)
                                            ---------  -------- ------   ----------   ----------- ---------------
Balance at August 31, 1993                        ---   16,995    17      164,547       (56,679)      107,885
 Issuance of common stock under:
    Employee stock plans.................         ---      104   ---          939           ---           939
    Additional interest acquired in MPS.          ---    2,000     2       20,498           ---        20,500
 Compensation related to employee
    stock plans..........................         ---      ---   ---          396           ---           396
 Preferred stock dividend accrual........         ---      ---   ---         (642)          ---          (642)
 Reclassification of preferred stock.....           3      ---   ---       28,539           ---        28,539
 Cumulative effect of change in
    accounting for investments in
    debt and equity securities...........         ---      ---   ---          559           ---           559
 Change in unrealized gains and
    losses on available-for-sale
    securities...........................         ---      ---   ---       (1,174)          ---        (1,174)
 Net loss................................         ---      ---   ---          ---       (31,630)      (31,630)
 Cumulative translation adjustment.......         ---      ---   ---           34           ---            34
                                            ---------  -------- ------   ----------   ----------- ---------------
 Balance at August 31, 1994                         3   19,099    19      213,696       (88,309)      125,406
  Issuance of common stock under
     employee stock plans................         ---      148   ---          436           ---           436
  Compensation related to employee
     stock plans.........................         ---      ---   ---          148           ---           148
  Issuance of common stock for
     business acquisition................         ---      154   ---        1,350           ---         1,350
  Change in unrealized gains and
     losses on available-for-sale
     securities..........................         ---      ---   ---          478           ---           478
  Net loss...............................         ---      ---   ---          ---       (14,443)      (14,443)
  Cumulative translation adjustment......         ---      ---   ---          328           ---           328
                                            ---------  -------- ------   ----------   ----------- ---------------
 Balance at August 31, 1995                         3   19,401  $ 19     $216,436     $(102,752)     $113,703
                                            =========  ======== ======   ==========   =========== ===============

See accompanying Notes to Consolidated Financial Statements.

                              MYCOGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                               YEARS ENDED AUGUST 31,
                                        -----------------------------------
                                            1995        1994       1993
                                        ----------- ----------- -----------
OPERATING ACTIVITIES:
 Net loss..............................   $(14,443)   $(31,630)   $(26,017)
 Items which did not use cash:
   Depreciation........................      4,851       4,329       3,750
   Amortization of intangible assets...      3,854       2,172       2,042
   Amortization of prepaid contract
    manufacturing......................        284          --          --
   Compensation related to employee
    stock plans........................        148         396         521
   Special charges.....................         --      26,636      23,676
   Minority interest...................         --     (14,632)         726
   Provision for doubtful accounts.....        292       3,179          --
   Loss on disposal of assets..........        693         344         659
  Changes in operating assets and
   liabilities:
   Accounts and notes receivable.......     (3,293)     (2,180)    (11,103)
   Inventories.........................     (1,834)      6,368      17,805
   Prepaid expenses....................       (346)        430        (210)
   Accounts payable....................      3,014      (1,366)    (13,126)
   Deferred revenues...................        989       2,298      (1,390)
   Other liabilities...................       (669)       (310)       (573)
                                          ----------- ----------- -----------
     Cash used in operating
      activities.......................     (6,460)     (3,966)     (3,240)
                                          ----------- ----------- -----------

INVESTING ACTIVITIES:
  Proceeds from sales of
   available-for-sale securities.......      8,972      33,258      25,190
  Proceeds from maturities of
   available-for-sale securities.......     21,049      29,483      59,394
  Purchases of available-for-sale
   securities..........................    (12,250)    (34,753)    (87,175)
  Capital expenditures.................     (6,566)     (4,259)     (4,827)
  Payment from related party in
   conjunction with the
   formation of MPS....................         --          --       5,719
  Net cash acquired from (paid for)
   business combinations...............         --      (7,000)      1,711
  Prepaid contract manufacturing.......     (8,825)     (2,079)         --
  Change in intangibles and other
   assets..............................     (1,842)     (2,578)     (1,002)
                                          ----------- ----------- -----------
     Cash provided by (used in)
      investing activities.............        538      12,072        (990)
                                          ----------- ----------- -----------
FINANCING ACTIVITIES:
  Proceeds from long-term debt.........      2,500          --          --
  Payments on long-term debt...........       (248)        (10)       (201)
  Redemption of preferred stock........         --     (10,000)         --
  Proceeds from sale of common stock...        435         939       1,703
                                          ----------- ----------- -----------
     Cash provided by (used in)
      financing activities.............      2,687      (9,071)      1,502
                                          ----------- ----------- -----------
  Effect of exchange rate changes
   on cash and cash equivalents........        241          96          (6)
                                          ----------- ----------- -----------
  Decrease in cash and cash
   equivalents.........................     (2,994)       (869)     (2,734)
  Cash and cash equivalents at
   beginning of year...................      8,681       9,550      12,284
                                          ----------- ----------- -----------
  Cash and cash equivalents at end
   of year.............................   $  5,687    $  8,681    $  9,550
                                          =========== =========== ===========

See accompanying Notes to Consolidated Financial Statements.

                              MYCOGEN CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies are contained in brakets in the following Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION

     [The accompanying financial statements include the accounts of Mycogen Corporation and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.]

CHANGE IN FISCAL YEAR-END AND RECLASSIFICATIONS

     The Company changed its fiscal year-end from December 31 to August 31 and has restated the results for the three years ended August 31, 1995. Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

FORMATION OF MPS

     The initial formation of MPS in December 1992, which resulted in a 51% ownership by the Company and a 49% ownership by Lubrizol, a related party, involved (i) the exchange of $39.4 million in the Company's Series A preferred stock and 156,981 shares of the Company's common stock for certain assets of Agrigenetics Company; (ii) the exchange of 2,137,609 shares of the Company's common stock for substantially all of the shares of capital stock of Lubrizol Genetics, Inc., which was renamed Mycogen Plant Science, Inc. and (iii) contributions by the Company, Lubrizol, and Mycogen Plant Science, Inc., of the assets of Agrigenetics Company to MPS. On December 31, 1993 the Company exchanged $7.0 million in cash and 2.0 million shares of the Company's common stock for an additional 29.5% ownership of MPS and Lubrizol agreed to eliminate the mandatory redemption provision of the Series A preferred stock. Also, as of December 31, 1993, the partnership was reorganized as a corporation. As of August 31, 1995, MPS is owned 80.54% by the Company and 19.46% by Lubrizol. The consolidated financial statements of the Company include the operations of MPS from December 1, 1992.

     The Company has agreed to purchase Lubrizol's remaining 19.46% ownership in MPS over time for additional Mycogen common stock or, after November 30, 2000, for cash. Lubrizol's minority interest in MPS is recorded at the minimum agreed upon purchase price. Lubrizol has agreed not to acquire additional shares of the Company's common stock except (i) upon conversion of Series A preferred stock, (ii) in exchange for Lubrizol's remaining interest in MPS, (iii) upon approval by the Company's board of directors or (iv) in an amount so as to enable Lubrizol to maintain ownership of at least 20% of the Company's outstanding common stock.

     The principal seed products of MPS are corn, soybean, sorghum, sunflower, alfalfa and rape. [The acquisition of MPS was accounted for as a purchase.]
The following consolidated, pro forma, unaudited summary of operations data assumes that the exchange for an additional ownership interest in MPS occurred on September 1, 1993 and 1992 and that the formation of MPS occurred on September 1, 1992.

                                                  Years ended August 31,
                                               ---------------------------
     (In thousands except for share data)         1994             1993
     --------------------------------------    ----------       ----------
     Total revenues                          $   112,760    $     119,411
     Net loss applicable to common shares    $   (18,567)   $      (8,350)
     Net loss per common share               $      (.97)   $        (.44)

     These pro forma results may not be indicative of the results of operations that would have been reported if the transactions had occurred on the date indicated, or which may be reported in the future. These results do not include the nonrecurring special charges of $26.6 million in 1994 and $21.6 million in 1993 related to write-off amounts assigned to acquire MPS in-process technology.

SUPPLEMENTAL CASH FLOW INFORMATION

     In conjunction with an acquisition in 1995, the exchange for an additional ownership interest in MPS in 1994, adjustments to the 1993 purchase price of MPS in 1994 and the formation of MPS in 1993, cash and noncash investing and financing activities were allocated as follows:

                                                         Years ended August 31,
                                                --------------------------------------
      (In thousands)                               1995          1994          1993
     ----------------------------------------   ---------     ----------    ----------
     Business acquisitions:
     Fair value of assets acquired, other
      than cash                               $   1,350    $    26,188    $  124,055
     Liabilities assumed                             --             --       (23,383)
     Acquisition related costs                       --             --        (1,148)
     Note payable issued                             --             --          (100)
     Minority interest                               --         (1,688)      (33,626)
     Common stock issued                         (1,350)       (20,500)      (28,109)
     Preferred stock returned (issued)               --          3,000       (39,400)
     Net cash paid for (acquired from)
                                                ---------    ----------    ----------
      acquisitions                            $      --    $     7,000    $   (1,711)
                                                =========    ==========    ==========

Other cash and noncash investing and financing activities were as follows:

                                                    Years ended August 31,
                                             ----------------------------------
     (In thousands)                             1995        1994         1993
     -----------------------------------     ---------    ---------   ---------
     Dividends on preferred stock         $    1,503   $    1,604   $    1,497
                                             =========    =========   =========
     Cash payments for interest           $      389   $      254   $      217
                                             =========    =========   =========

INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

     The Company has reorganized its five operating units into two major segments, Seed and Crop Protection. This change is a result of management's intention to develop separate strategies to maximize the assets and technologies in these two business segments. For comparative purposes, the Company has presented segment and disclosures for the years ended August 31, 1995, 1994 and 1993.

     Seed segment revenues are derived mainly from sales of planting seeds in North America and Europe. The five principal product lines are corn, soybean, sunflower, other and international. Crop Protection segment revenues are derived from customized crop protection services provided by Soilserv in California and Arizona and sales of biopesticide products mainly in North America and Far East Asia. Operating revenues and seed costs are impacted by weather. Weather can influence pest populations, the effectiveness of pesticides and seeds, seed production yields, commodity prices, growers' planting decisions and other factors impacting revenues and costs. Operating revenues are also dependent on a number of other factors, including the degree of market acceptance of products, the strength of competition in the marketplace and U.S. and foreign government policies which can affect crop acreage and farmer income. Acres planted determine quantities of planting seed, crop protection services and biopesticide products purchased by growers.

     Financial information by segment is as follows:


                                                   Years ended August 31,
                                            -----------------------------------
       (In thousands)                          1995         1994         1993
       -------------------------------      ---------    ---------    ---------
       Operating Revenues
        Seed                             $    65,329   $   70,329   $   79,865
       Crop Protection                        40,840       34,054       32,718
                                            ---------    ---------    ---------
        Total                            $   106,169   $  104,383   $  112,583
                                            =========    =========    =========

       Contract and Other Revenues
        Seed                             $     5,606   $    5,486   $    3,458
       Crop Protection                         1,363        2,891        1,970
       Corporate                                  80           --           --
                                            ---------    ---------    ---------
        Total                            $     7,049   $    8,377   $    5,428
                                            =========    =========    =========

       Research and Development Expenses
        Seed                             $    14,827   $   12,156   $   11,953
        Crop Protection                        6,354        6,015        7,692
                                            ---------    ---------    ---------
         Total                           $    21,181   $   18,171   $   19,645
                                            =========    =========    =========
       Operating Loss
        Seed                             $   (11,922)  $  (45,052)  $  (19,266)
        Crop Protection                       (2,336)        (859)      (6,268)
        Corporate                             (1,259)      (2,894)      (2,461)
                                            ---------    ---------    ---------
         Total                           $   (15,517)  $  (48,805)  $  (27,995)
                                            =========    =========    =========
       Identifiable Assets
        Seed                             $    87,238   $   79,439   $   90,615
        Crop Protection                       41,994       38,202       33,006
        Corporate                             30,376       48,085       77,912
                                            ---------    ---------    ---------
         Total                           $   159,608   $  165,726   $  201,533
                                            =========    =========    =========

       (In thousands)                          Years ended August 31,
       -------------------------------     ------------------------------
                                             1995       1994       1993
                                           --------   --------   --------
       Depreciation and Amortization
        Seed                            $    4,199  $   3,789  $   2,257
        Crop Protection                      3,381      1,815      2,625
        Corporate                            1,125        897        910
                                           --------   --------   --------
         Total                          $    8,705  $   6,501  $   5,792
                                           ========   ========   ========

       Capital Expenditures
        Seed                            $    3,263  $   2,776  $   2,658
        Crop Protection                        213        955      1,292
        Corporate                            3,090        528        877
                                           --------   --------   --------
         Total                          $    6,566  $   4,259  $   4,827
                                           ========   ========   ========

     [Operating revenues, net of estimated returns, are recognized when the product is shipped to the customer or the service is provided.]

     [The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Operating results are translated at weighted average exchange rates in effect during the period. Net unrealized translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency exchange gains and losses are included in the determination of net loss.] Foreign operations and export sales were not significant for the years ended August 31, 1995, 1994 and 1993.

CASH, CASH EQUIVALENTS AND SECURITIES AVAILABLE-FOR-SALE

     The Company invests its excess cash in U.S. Government securities, certificates of deposit and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines that maintain safety and liquidity and match maturities to anticipated cash requirements. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

     [All debt securities are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, interest and dividends are included in interest income. The cost of securities sold is based on the specific identification method.]

     Gross realized gains on sales of available-for-sale securities totaled $10,000 and $162,000 and gross realized losses totaled $110,000 and $15,000 for the years ended August 31, 1995 and 1994, respectively. Available-for-sale securities are summarized as follows:

                                                                  August 31, 1995
                                         ----------------------------------------------------------------
                                                            Gross             Gross
                                                          unrealized        unrealized       Estimated
       (In thousands)                       Cost            gains             losses         fair value
       ------------------------------    ----------     -------------    --------------    --------------
       Securities of the U.S.
         government and its
         agencies                     $    11,046    $           --    $        (128)    $       10,918
       Corporate debt securities            1,004                --               (9)               995
                                         ----------     -------------    --------------    --------------
       Total                          $    12,050    $           --    $        (137)    $       11,913
                                         ==========     =============    ==============    ==============

                                                               August 31, 1994
                                         ----------------------------------------------------------------
                                                           Gross             Gross
                                                         unrealized        unrealized       Estimated
       (In thousands)                       Cost           gains             losses          fair value
       ------------------------------    ----------     -------------    --------------    --------------
        Securities of the U.S.
         government and its
         agencies                      $   23,659    $            5     $       (581)     $       23,083
       Corporate debt securities            6,162                 --             (39)              6,123
                                         ----------     -------------    --------------    --------------
       Total                           $   29,821    $            5     $       (620)     $       29,206
                                         ==========     =============    ==============    ==============

  There were no available-for-sale securities with original maturities of three months or less that were classified as cash equivalents at August 31, 1995 or 1994. The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, are as follows:

                                           August 31, 1995
                                      -------------------------
                                                    Estimated
       (In thousands)                    Cost       fair value
       ----------------------------   ----------   ------------
       Due in one year or less      $    3,004   $     2,987
       Due after one year through
        five years                       4,013         3,981
       Mortgage-backed securities        5,033         4,945
                                      ----------   ------------
        Total                       $   12,050   $    11,913
                                      ==========   ============

     Based upon management's intention to hold these securities as available for sale at any time for use in operations, all available-for-sale securities are classified as current even though the actual maturity may extend beyond one year.

ACCOUNTS AND NOTES RECEIVABLE

     Accounts and notes receivable at August 31 are comprised of:

       (In thousands)                          1995        1994
       ----------------------------------    --------    --------
       Trade accounts receivable           $  27,902   $  26,854
       Notes and other receivables             2,085       1,275
       Receivables from related parties           --         188
                                             --------    --------
                                              29,987      28,317
       Allowance for doubtful accounts        (2,585)     (3,915)
                                             --------    --------
                                           $  27,402   $  24,402
                                             ========    ========

      At August 31, 1995, the significant concentration of the Company's trade receivables were from farmers located in the United States and various foreign countries whose ability to pay is dependent upon the agribusiness economics prevailing in that specific area of the world. As a result, no significant geographic concentration of credit risk exists.

INVENTORIES

     [Seed inventories, which comprise 86% and 79% of total inventories at August 31, 1995 and 1994, respectively, are stated at the lower of average cost or market. All other inventories are stated at the lower of first-in first-out cost, or market.]

Inventories at August 31 are comprised of:

       (In thousands)                         1995       1994
       --------------------------------     --------   --------
       Raw materials and supplies        $    5,895  $   6,564
       Work in process                        3,578      3,908
       Finished goods                        24,160     21,242
                                            --------   --------
                                         $   33,633  $  31,714
                                            ========   ========

     Planting seed is produced by independent growers who contract specific acreage for the production of seed for the Company. The compensation of the independent growers is determined based on yield, contracted acreage and commodity prices. The commitment for grower compensation is accrued as seed is delivered to the Company. The Company's growers select market prices throughout the year to establish selling prices for seed crops grown for the Company. The Company follows a policy, common in the industry, of hedging certain of these seed inventory purchase commitments to minimize risk due to market price fluctuations. [Gains and losses on these contracts are recorded as adjustments to inventory cost when the contracts are closed.] At August 31, 1995, the Company had short-term futures contracts totaling $5.3 million for the purchase of commodities (principally soybean and corn) at various dates during 1996. The fair value of these contracts at August 31, 1995 is $5.7 million.

     Production of hybrid seed involves various environmental risks. The parental inbred lines which are used in production are more sensitive to adverse conditions than are commercial hybrids grown by farmers. Weather is the most significant variable. Unfavorable weather can adversely affect seed supplies and unit costs. To protect against these risks, the Seed segment maintains multiple production locations spread geographically in addition to maintaining certain levels of inventory that are available for sale during the subsequent planting season. While the Company believes that its inventory values are realizable, risks exist that may render portions of the Company's inventory obsolete or excess. The risk factors include weather and poor planting conditions that may delay, prevent or change the planting of certain crops, U.S. and foreign government policies which can affect crop acreage and farmer income and the introduction of hybrids by competitors that may render the Company's hybrids obsolete.

PROPERTY, PLANT AND EQUIPMENT

     [Property, plant and equipment is recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives, ranging from 15 to 30 years for buildings and improvements and 3 to 15 years for machinery and equipment. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the life of the respective lease or estimated useful life of the asset.] Property, plant and equipment at August 31 is comprised of:

       (In thousands)                       1995          1994
       ------------------------------    ----------    ----------
       Land and improvements           $    5,173    $    5,334
       Buildings and improvements          24,385        21,422
       Machinery and equipment             33,627        30,632
       Leasehold improvements                 646           606
       Construction in progress             2,519         2,578
                                         ----------    ----------
                                           66,350        60,572
       Accumulated depreciation and


        amortization                      (16,704)      (12,035)
                                         ----------    ----------
                                       $   49,646   $    48,537
                                         ==========    ==========

INTANGIBLE ASSETS


     Intangible assets are amortized [using the straight-line method over each asset's estimated useful life ranging from three to twenty-five years.] Intangible assets at August 31 are comprised of:

                                 Useful                       1995
                                           ----------------------------------------
                                  Life                 Accumulated
       (In thousands)           in years     Cost      Amortization      Net Value
       ---------------------------------   --------   --------------    -----------
       Goodwill                    25    $  10,342  $     (1,638)    $     8,704
       Purchased technology       3-15       5,584        (2,832)          2,752
       Patents                     10        5,909          (649)          5,260
       Non-compete agreement       5-7       2,732        (1,689)          1,043
                                           --------   --------------    -----------
                                         $  24,567  $     (6,808)    $    17,759
                                           ========   ==============    ===========

                                 Useful                    1994
                                           ----------------------------------------
                                  Life                  Accumulated
       (In thousands)           in years      Cost      Amortization      Net Value
       ---------------------------------   --------   --------------    -----------
       Goodwill                    25    $   9,769  $    (1,221)     $     8,548
       Purchased technology        15        7,315       (2,334)           4,981
       Patents                     10        4,101         (342)           3,759
       Non-compete agreement        5        2,050       (1,247)             803
                                           --------   --------------    -----------
                                         $  23,235  $    (5,144)     $    18,091
                                           ========   ==============    ===========

     Effective in 1995, the Company elected the early adoption of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. An impairment loss of $1.6 million was recognized by the Crop Protection segment during 1995, reducing the carrying amount of a paid-up, royalty-free, non-exclusive license included in purchased technology to its fair value as a result of the discontinuation of a certain product development program. The fair value was determined using discounted cash flow projections for this product. The impairment loss is included in amortization expense in the Statement of Operations.

     [The carrying value of intangible assets are reviewed upon a change in market conditions or business strategy. If the projected net cash flows from product revenues, royalty or license income at that time are less than the carrying value of the intangible asset, a charge for impairment is recognized to reduce the carrying value of the intangible asset to its fair value.]


OTHER ASSETS


     The Company has an exclusive manufacturing agreement through 2010 for certain of its biopesticide products. Under the terms of the agreement, the Company will pay for the actual cost of manufacturing, excluding depreciation, plus a fee based on the actual number of units produced. Additionally, the Company has paid $10.9 million to the manufacturer to fund the construction of a manufacturing facility. This payment has been classified as an other asset which is being amortized over the life of the agreement. Accumulated amortization at August 31, 1995 and amortization expense in 1995 both totaled $284,000.

LINE OF CREDIT

     The Company has available a $25 million unsecured revolving bank line of credit, of which no amounts were outstanding at August 31, 1995 and 1994. This line, which expires November 30, 1995, provides for short-term borrowings in U.S. dollars at the bank's prime rate (8.75% at August 31, 1995) plus .5% or in Eurodollars at an adjusted Eurodollar rate (5.875% at August 31, 1995) plus 2%. On an annual basis, the Company is required to pay a fee of .1% of the total commitment and a commitment fee of .25% on the unused portion. The credit agreement contains certain covenants which include the maintenance of a minimum consolidated net worth, maintenance of certain financial ratios, certain limitations on the incurrence of indebtedness or liens on the Company's assets and maintenance of a minimum cash, cash equivalent and securities available-for-sale balance of $10 million.

LONG-TERM LIABILITIES

     Long-term liabilities (amounts due after one year) at August 31 are as follows:

       (In thousands)                               1995       1994
       ----------------------------------------   --------   --------
       Unsecured note payable to bank,
       variable interest at bank's daily
       reference rate (8.75% at August 31,
       1995), due in monthly installments
       through 2001                             $   2,262  $     --
       Pension and other liabilities                1,767       2,547
                                                  --------    --------
                                                    4,029       2,547
       Less current portion included in other        (738)     (1,340)
        current liabilities                       --------    --------
       Total long-term liabilities              $   3,291  $    1,207
                                                  ========    ========

     The note payable matures $357,000 per year through 2001. The note contains covenants which include certain limitations on the incurrence of indebtedness or liens on the Company's assets and the maintenance of a minimum consolidated net worth, cash flow and profitability. The Company is also required to maintain a minimum cash, cash equivalents and securities available-for-sale balance of $10 million.


RETIREMENT PLANS

     The Company has a tax deferred retirement and savings plan under Section 401(k) of the Internal Revenue Code whereby eligible employees may defer up to 20% of their gross pay through payroll deductions and contribute it to the plan. The Company has the option to match a portion of the savings contributions as prescribed in the plan not to exceed 3% of gross pay. The Company's Board of Directors has authorized matching contributions through December 1995 not to exceed 3% of gross pay. Matching contributions during the years ended August 31, 1995 and 1994 totaled $531,000 and $489,000, respectively. No matching contributions were made during the year ended August 31, 1993. Effective January 1, 1994, MPS' 401(k) plan was combined with the Company's 401(k) plan. During 1993 the Company's matching contributions to the MPS plan totaled $267,000.

COMMITMENTS

     At August 31, 1995, the Company had operating lease commitments on certain premises, machinery and office equipment which expire at various dates through 2010. Minimum future commitments under non-cancelable lease agreements having terms in excess of one year total: 1996, $428,000; 1997, $345,000; 1998,
$242,000; 1999, $228,000; 2000, $203,000 and thereafter, $640,000.  The Company also leases equipment and other facilities on a month-to-month basis. Rent expense under operating leases totaled $2.0 million, $1.8 million, and $1.4 million for years ended 1995, 1994 and 1993, respectively.

     The Company maintains an unsecured irrevocable standby letter of credit which secures the Company's workers compensation self insurance retention. At August 31, 1995 the outstanding obligation was $281,000.

NET LOSS PER COMMON SHARE

     [Net loss per common share is determined by deducting dividends on preferred stock from net loss and dividing the net result by the weighted average number of common shares outstanding during the year. Common shares issuable under common stock equivalents and convertible preferred stock are not included in the computation of net loss per common share because their effect was not dilutive.]

STOCK INCENTIVE PLANS

     Directors and key employees have been issued Mycogen stock options under the Company's 1992 and 1983 Stock Option Plans, as amended. Information about the status of the plans is presented below:

                                           Shares     Average Price
                                        ----------------------------
       Balance at August 31, 1992          1,837,729   $    11.47
        Granted                            1,254,500   $    12.04
        Exercised                           (163,397)  $     7.52
        Canceled                             (60,012)  $    13.76
                                        --------------
       Balance at August 31, 1993          2,868,820   $    11.90
        Granted                              158,500   $    10.66
        Exercised                            (51,037)  $     9.28
        Canceled                            (175,164)  $    12.95
                                        --------------
       Balance at August 31, 1994          2,801,119   $    11.81
        Granted                            3,208,103   $     8.63
        Exercised                            (14,193)  $     7.92
        Canceled                          (2,687,843)  $    12.00
                                        --------------
       Balance at August 31, 1995          3,307,186   $     8.59
                                        ==============

     In December 1994 the Company, at the election of the option holder, repriced 2,209,603 outstanding options through cancellation of options with an average exercise price of $12.62 and a regrant of new options at an exercise price of $8.50. The new options vest in equal monthly installments over a new 36-month period measured from December 1994. Of the 3,307,186 outstanding options, 876,710 were exercisable at August 31, 1995. As of August 31, 1995, a total of 4,413,441 shares of common stock were reserved for future issuance under the plans and 1,106,255 shares of common stock were available for future grants.

     Pursuant to the Company's 1990 Restricted Stock Issuance Plan, officers were awarded a total of 96,500 and 35,000 shares of restricted stock in 1995 and 1993, respectively. As of August 31, 1995, a total of 123,500 shares of common stock were reserved for future issuance under the plan. Compensation expense related to these stock plans was $148,000, $396,000 and $521,000 in 1995, 1994 and 1993, respectively. Unamortized deferred compensation expense with respect to restricted stock issued aggregated $837,000 and $143,000 at August 31, 1995 and 1994, respectively.

     Pursuant to the Company's 1988 Employee Stock Purchase Plan, employees purchased 42,334 shares at an average price of $7.65 per share, 53,264 shares at an average price of $8.74 per share and 44,220 shares at an average price of $10.75 per share in 1995, 1994 and 1993, respectively. As of August 31, 1995, there were 187,761 shares of common stock reserved for future issuance under the Plan.

STOCKHOLDER RIGHTS PLAN

     In February 1992, the Company adopted a Stockholder Rights Plan, which has been amended since 1992. The Plan provides for the distribution of a preferred stock purchase right (a "Right") as a dividend for each share of the Company's common stock held of record immediately prior to a third party tendering to purchase 25% or more of the Company's common stock. Under certain conditions involving an acquisition by any person or group of 25% or more of the Company's common stock, the Rights permit the holders (other than the 25% holder) to purchase the Company's common stock at a 50% discount upon payment of an exercise price per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Special provisions permit Lubrizol to maintain its equity interest in the Company and to convert the shares of Series A preferred stock and Lubrizol's remaining interest in MPS into the Company's common stock without triggering the Rights. Under certain conditions, the Rights may be redeemed by the Board of Directors at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. Unless extended, the Rights will expire on March 6, 2002.

SENIOR CONVERTIBLE CUMULATIVE PREFERRED STOCK, SERIES A

     In connection with the formation of MPS in 1992, the Company issued shares of Series A preferred stock with a par value of $.001 per share to Lubrizol. At August 31, 1995 Lubrizol owned 3,100 shares of Series A preferred stock. The Series A preferred stock has a liquidation preference over the Company's common stock of $10,000 per share plus all accrued but unpaid dividends. Dividends are cumulative and are payable quarterly at the rate of 5% through November 1996, 8.5% from November 1996 through November 2000 and the higher of 10% or prime plus 3% per annum thereafter. The dividends are payable in additional shares of Series A preferred stock through November 1997 and, thereafter, in cash. Each share of preferred stock is convertible into the Company's common stock at the lower of $17.96 per share (or approximately 557 shares) or 25% over the average closing price of the Company's common stock for the 60 days prior to conversion. The Company has reserved up to 1,998,301 shares of common stock, which represents the maximum number of shares that could be issued upon conversion. The Series A preferred stock does not have voting privileges.

     During 1994 the Company redeemed $10 million of the Series A preferred stock under a mandatory redemption feature. Effective December 31, 1993 all future mandatory redemptions have been eliminated and the preferred stock was reclassified and reported as a component of Stockholders' Equity. The Company is required to maintain certain leverage and liquidity ratios. The changes in the number of shares of preferred stock issued and the aggregate liquidation preference are as follows:

                                                                    Aggregate
                                                Number of          Liquidation
       (In thousands except share data)          Shares            Preference
       -----------------------------------    -------------     -----------------
       Balance at August 31, 1993                4,089       $        40,897
         Preferred stock dividend accrual          161                 1,604
         Redemption                             (1,000)              (10,000)
         Preferred stock returned                 (300)               (3,000)
                                             -------------     -----------------
       Balance at August 31, 1994                2,950                29,501
         Preferred stock dividend accrual          150                 1,503
                                             -------------     -----------------
       Balance at August 31, 1995                3,100       $        31,004
                                             =============     =================

CONTRACT AND OTHER REVENUES

     [Research and other contract revenues are recorded as earned based on the percentage of completion basis or on the performance requirements of the contracts. Payments in excess of amounts earned are deferred. Research costs are expensed as incurred.] Costs and expenses related to research contracts totaled $3.0 million, $4.7 million and $3.5 million in 1995, 1994 and 1993, respectively.

RELATED PARTY TRANSACTIONS

     At August 31, 1995, Lubrizol owned 6,134,067 shares, or 31.6%, of the Company's outstanding common stock, as well as shares of preferred stock which, at August 31, 1995 were convertible into 1,726,295 shares of the Company's common stock. In December 1992, MPS entered into a Technology and Development Agreement, as amended and restated, with Lubrizol pursuant to which Lubrizol will provide to MPS a minimum of $4.6 million of funding from September 1995 through December 1998 for research and development projects related to planting seeds that yield plants capable of producing oils with special characteristics. In exchange, MPS has granted to Lubrizol an exclusive, perpetual, worldwide, royalty-free license to such planting seeds developed or acquired by MPS. Lubrizol is free to commercialize such plants and byproducts for any purpose other than as pesticides and human and animal pharmaceuticals, which restriction will remain in place for a period of ten years after Lubrizol ceases to provide at least $1 million of annual funding to MPS. Related party research revenues under these agreements totaled $2.6 million, $3.3 million and $2.8 million in 1995, 1994 and 1993, respectively. MPS is the exclusive supplier of specified planting seed to a division of Lubrizol and manages the production of crops from such planting seed. Related party operating revenues recognized under this arrangement totaled $2.5 million, $1.9 million and $4.5 million in 1995, 1994 and 1993, respectively.

SPECIAL CHARGES

     In connection with the acquisitions of ownership interests in MPS in 1994 and 1993, $26.6 million and $21.6 million, respectively, of the purchase price was allocated to certain technologies not yet completed and, therefore, was written-off as in-process technology as of the respective acquisition dates.

     In August 1993, the Company restructured certain functional areas. Four separate seed divisions were merged, consolidating a number of overlapping sales territories. Also, biopesticide development and plant science and breeding programs were combined to focus on new, technology-based products. This restructuring resulted in charges totaling $2.1 million during 1993 which principally related to severance and relocation. In December 1993, the Company also decided to consolidate certain manufacturing locations and eliminate certain brand names and hybrids. This resulted in additional restructuring charges during 1994 of $9.8 million for excess and obsolete inventories, plant shut-down and the termination of MPS's pension plan.

INCOME TAXES

     The Company accounts for income taxes under the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." For federal and state income tax purposes, the Company changed its year-end from December 31 to August 31 to conform with the consolidated financial statements. Certain 1994 and 1993 tax amounts have been restated to conform with the 1995 presentation.

     At August 31, 1995, the Company has a federal tax net operating loss carryforward of approximately $51 million and a California net operating loss carryforward of approximately $13 million. The Company has federal and state research tax credit carryforwards totaling approximately $2.9 million and $.5 million, respectively. The federal tax loss and credit carryforwards will expire in years 1997 through 2011 unless previously utilized. California tax loss and credit carryforwards, if not utilized, will expire in years 1997 through 2000.

     Foreign taxable income has been eliminated through the use of net operating losses in the countries where the income was generated.

     The Company incurred a change in ownership, as defined by Internal Revenue Code Section 382, during 1992. Such change of ownership could limit the use in any one year of the full amount of the net operating loss and tax credit carryforwards previously described. However, the Company believes that the limitation will not have a material impact upon the utilization of its carryforwards. The Company's use of its net operating loss and tax credit carryforwards could be further limited in the event of future cumulative changes in stock ownership.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of August 31 are as follows:


       (In thousands)                               1995          1994
       ----------------------------------------   ---------    ---------
       Deferred tax assets:
        Net operating loss carryforwards        $   18,761  $    10,933
        Research credit carryforwards                3,418        3,408
        Tax basis of inventory greater than          2,787        3,026
         book
        Capitalized research expenditures            2,571        4,031
        Tax basis of receivables greater than        1,177        1,320
         book
        Other items with tax basis greater           2,382        1,769
         than book
                                                  ---------    ---------
         Total deferred tax assets                  31,096       24,487
         Less: Valuation allowance                 (30,499)     (23,641)
                                                  ---------    ---------

          Net deferred tax assets                      597          846
         Net deferred tax liabilities                 (597)        (846)
                                                  ---------    ---------
             Net deferred taxes                 $       --  $        --
                                                  =========    =========

     Due to the uncertainty surrounding the future realization of the deferred tax assets, a valuation allowance of $30.5 million was recorded at August 31, 1995 against deferred tax assets.

     For financial reporting purposes, net income (loss) before dividends on preferred stock for the years ended August 31 includes the following components:



       (In thousands)              1995         1994         1993
       -----------------------   ---------    ---------    ---------
       Pretax income (loss):
        United States          $  (17,785) $  (29,474)   $  (25,549)
        Foreign                     3,342      (2,156)         (468)

                                 ---------    ---------    ---------
                               $  (14,443) $  (31,630)  $   (26,017)
                                 =========    =========    =========

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended August 31 is:

                                              1995         1994         1993
                                           ----------   ----------   ----------
       Tax at U.S. statutory rate             35%           35%         35%
       Effect of net operating losses        (35%)         (35%)       (35%)
                                           ----------   ----------   ----------
                                               0%            0%          0%
                                           ==========   ==========   ==========

SUBSEQUENT EVENT

     In September 1995, the Company signed a letter of intent for a technology and development collaboration with Pioneer to develop transgenic crops with built-in insect resistance. Under the agreement, Pioneer will provide $30 million to purchase three million shares of the Company's common stock and $21 million in research and development funding over the next five years. Pioneer will receive non-exclusive rights to all Bt crop protection technology and associated technologies owned or developed by the Company during the next 10 years. The Company and Pioneer will be able to market their own products resulting from the collaboration, royalty-free, in North America. Pioneer will pay a royalty to Mycogen for jointly developed products that it markets outside of North America. The Company will have exclusive worldwide rights to license jointly developed technology to third parties. No proprietary seed lines will be shared by the companies. The transaction is subject to completion of definitive agreements.

                              MYCOGEN CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED AUGUST 31, 1995 AND 1994
                                (IN THOUSANDS)

---------------------------------------------------------------------------------------------------



                                 Balance at    Charged to   Charged to                 Balance at
                                 beginning     costs and      other                      end of
           Description           of period     expenses     accounts     Deductions      period
----------------------------------------------------------------------------------------------------

Year ended August 31, 1995
--------------------------
Allowance for doubtful accounts  $ 3,915      $   292      $      --    $ (1,622)/1/    $ 2,585
Inventory allowances             $ 2,099      $ 4,602      $      --    $ (2,413)/2/    $ 4,288

Year ended August 31, 1994
--------------------------
Allowance for doubtful accounts  $   915      $ 3,179      $     --     $   (179)/1/    $ 3,915
Inventory allowances             $ 3,108      $14,679      $     --     $(15,688)/2/    $ 2,099

/1/   Amount relates to account receivable written off.
/2/   Amount relates to inventory that was written off.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Mycogen Corporation

We have audited the accompanying consolidated balance sheets of Mycogen Corporation as of August 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mycogen Corporation at August 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.




                                                       Ernst & Young LLP
San Diego, California
October 17, 1995

COPIES OF FORM 10-K

Shareowners may reach Mycogen's Investor Relations group by calling (800) 745-7475. To obtain a copy of Mycogen Corporation's Form 10-K filed with the Securities and Exchange Commission or other company information, please call between the hours of 7:30 a.m. and 4:30 p.m., PST/PDT, or write:

               Investor Relations
               Mycogen Corporation
               5501 Oberlin Drive
               San Diego, CA 92121

or send a telefax message to:

               (619)  453-5494


ANNUAL MEETING

The Annual Meeting of Mycogen Corporation will be held at 10 a.m. on December 14, 1995, in the Corn Conference room at the Company's headquarters located at 5501 Oberlin Drive, San Diego, CA. All shareowners are cordially invited to attend.

                              MYCOGEN CORPORATION
                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

     The Company has elected to report quarterly financial data for fiscal year 1995 as a result of the change in fiscal year end. The new fiscal quarters end in November, February, May and August.

         (In thousands, except per share data)                   Quarter
        -------------------------------------------------------------------------------
                                                   First     Second    Third    Fourth
         1995:
         Net operating revenues                   $ 9,509   $27,661   $55,869  $ 13,130
         Contract and other revenues                1,896     1,715     1,971     1,467
         Cost of operating expenses                 6,245    16,997    36,529    11,214
         Operating expenses                        12,704    13,589    14,035    17,422
         Operating income (loss)                   (7,544)   (1,210)    7,276   (14,039)
         Non-operating income                         529       371        63       111
         Dividends on preferred stock                 369       373       378       383
         Net income (loss)                         (7,384)   (1,212)    6,961   (14,311)
         Net income (loss) per common share          (.39)     (.06)      .36      (.74)