Form 10-Q
period 1995-11-30
MYCOGEN CORP
filed 1996-01-16
CIK 813742

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1995
                               -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________  to ____________________

                        Commission file number: 0-15881
                                                -------

                              MYCOGEN CORPORATION
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           California                                      95-3802654
----------------------------------                  ------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

5501 Oberlin Drive,  San Diego, California                   92121
------------------------------------------             ----------------
(Address of principal executive offices)                  (Zip Code)

                                (619) 453-8030
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                      -----    -----


22,525,767 shares of Common Stock were outstanding as of January 9, 1996.

PART 1. - FINANCIAL INFORMATION
-------------------------------
Item 1. Financial Statements


                              MYCOGEN CORPORATION

            INTERIM CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                         THREE MONTHS ENDED
                                                             NOVEMBER 30,
                                                           1995      1994
                                                         -------   --------
                                                            (UNAUDITED)
Net operating revenues.................................. $12,049   $ 9,509
Contract and other revenues:
  Unrelated parties.....................................     896     1,054
  Related party.........................................     675       842
                                                         -------   --------
    Total revenues......................................  13,620    11,405
                                                         -------   --------

Costs and expenses:
  Cost of operating revenues............................   7,823     6,245
  Selling, general and administrative...................   8,181     7,015
  Research and development..............................   4,579     5,196
  Amortization of intangible assets.....................     604       493
                                                         -------   --------
    Total costs and expenses............................  21,187    18,949
                                                         -------   --------
Operating loss..........................................  (7,567)   (7,544)

  Interest income and expense, net......................     148       564
  Exchange gain (loss)..................................       7       (35)
                                                         -------   --------
Net loss................................................  (7,412)   (7,015)
Dividends on preferred stock............................    (384)     (369)
                                                         -------   --------
Net loss applicable to common shares.................... $(7,796)  $(7,384)
                                                         =======   ========

Net loss per common share............................... $  (.40)  $  (.39)
                                                         =======   ========

Weighted average number of shares.......................  19,447    19,099
                                                         =======   ========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              MYCOGEN CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Dollars in thousands, except par value data)

                                                         NOVEMBER 30,   AUGUST 31,
                                                             1995          1995
                       ASSETS                            (UNAUDITED)      (NOTE)
                                                         ------------   ----------
Current assets:
  Cash and cash equivalents.............................  $  14,636     $   5,687
  Securities available-for-sale.........................      8,706        11,913
  Accounts and notes receivable, net of allowances......     13,125        27,402
  Inventories...........................................     46,967        33,633
  Prepaid expenses......................................      1,762         1,267
                                                         ------------   ----------
    Total current assets................................     85,196        79,902

Net property, plant and equipment.......................     49,332        49,646
Net intangible assets...................................     17,570        17,759
Other assets............................................     11,879        12,301
                                                         ------------   ----------
Total assets............................................  $ 163,977     $ 159,608
                                                         ============   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings.................................  $   6,000     $      -
  Accounts payable......................................     11,269         6,760
  Accrued compensation and related taxes................      3,792         3,553
  Deferred revenues.....................................      7,125         5,670
  Other current liabilities.............................      3,565         5,225
                                                         ------------   ----------
    Total current liabilities...........................     31,751        21,208

Long-term liabilities...................................      3,486         3,291
Minority interest.......................................     21,406        21,406

Stockholders' equity:
  Senior convertible cumulative preferred stock:
    Series A preferred stock, $.001 par value, 3,940
    shares authorized; 3,139 and 3,100 shares issued
    to a related party and outstanding at November 30,
    1995 and August 31, 1995, respectively; aggregate
    liquidation preference, $31,390 and $31,004,
    respectively........................................         -             -
  Common stock, $.001 par value, 40,000,000 shares
    authorized; 19,476,958 and 19,400,764 shares issued
    and outstanding at November 30, 1995 and August 31,
    1995, respectively..................................         19            19
  Additional paid in capital............................    217,479       216,436
  Deficit...............................................   (110,164)     (102,752)
                                                         ------------   ----------
    Total stockholders' equity..........................    107,334       113,703
                                                         ------------   ----------
Total liabilities and stockholders' equity..............  $ 163,977     $ 159,608
                                                         ============   ==========

Note: The balance sheet at August 31, 1995 has been derived from the audited financial statements at that date.

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              MYCOGEN CORPORATION

            INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                              THREE MONTHS ENDED
                                                                  NOVEMBER 30,
                                                                1995       1994
                                                              --------   --------
                                                                 (UNAUDITED)
Operating activities:
  Net loss................................................... $ (7,412)  $ (7,015)
  Items which did not use cash:
    Depreciation.............................................    1,144      1,298
    Amortization of intangible assets........................      587        493
    Other expense not requiring cash.........................      455        209
  Changes in operating assets and liabilities:
    Accounts and notes receivable............................   14,378     10,999
    Inventories..............................................  (13,334)   (16,558)
    Prepaid expenses.........................................     (495)      (354)
    Accounts payable.........................................    4,509     10,588
    Deferred revenues........................................    1,455      2,047
    Other current liabilities................................   (1,073)    (2,079)
                                                              --------   --------
      Cash provided by (used in) operating activities........      214       (372)
                                                              --------   --------
Investing activities:
  Proceeds from sales of available-for-sale securities.......    2,993         -
  Proceeds from maturities of available-for-sale securities..      291      2,000
  Capital expenditures.......................................     (812)    (1,032)
  Prepaid contract manufacturing.............................       -      (3,588)
  Change in intangibles and other assets.....................     (472)      (335)
                                                              --------   --------
      Cash provided by (used in) investing activities........    2,000     (2,955)
                                                              --------   --------

Financing activities:
  Net change in short-term borrowings........................    6,000         -
  Payments on long-term borrowings...........................     (110)        (4)
  Proceeds from sale of common stock.........................      782         82
                                                              --------   --------
      Cash provided by financing activities..................    6,672         78
                                                              --------   --------
Effect of exchange rate changes on cash and cash equivalents.       63         35
                                                              --------   --------
Increase (decrease) in cash and cash equivalents.............    8,949     (3,214)
Cash and cash equivalents at beginning of period.............    5,687      8,681
                                                              --------   --------
Cash and cash equivalents at end of period................... $ 14,636   $  5,467
                                                              ========   ========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (continued).


                              Mycogen Corporation
                              -------------------
         Notes to Interim Consolidated Condensed Financial Statements


General
-------
The accompanying financial statements include the accounts of Mycogen Corporation, its wholly-owned subsidiaries and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report and Form 10-K of the Company for the fiscal year ended August 31, 1995.

The Company's business is highly seasonal. Operating revenues are expected to be concentrated principally in the quarters ending in February and May as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months ended November 30, 1995 are not indicative of operating revenues and results to be expected for a full fiscal year.


Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------
Non-cash investing and financing activities are as follows:

                                   Three months ended
                                      November 30,
                                   ------------------
(In thousands)                       1995       1994
                                   -------    -------
Dividends on preferred stock       $   384    $   369
                                   =======    =======


Inventories
-----------
Inventories are comprised of:
                                   November 30,    August 31,
(In thousands)                         1995           1995
                                   ------------    ----------
Raw materials and supplies           $ 4,789         $ 5,895
Work in process                        7,920           3,578
Finished goods                        34,258          24,160
                                   ------------    ----------
  Total                              $46,967         $33,633
                                   ============    ==========


Accumulated Depreciation and Amortization
-----------------------------------------
Accumulated depreciation of property, plant and equipment was $18.3 million and $16.7 million at November 30, 1995 and August 31, 1995, respectively.

Accumulated amortization of intangible assets was $7.4 and $6.8 million at November 30, 1995 and August 31, 1995, respectively.


Income Taxes
------------
No provision for income tax is recognized for the three months ended November 30, 1995 since the Company anticipates that the effective tax rate for the year ending August 31, 1996 will be zero due to the available net operating loss carryforwards.


Net Loss Per Common Share
-------------------------
Net loss per common share for the three months ended November 30, 1995 is determined by deducting dividends on preferred stock from net loss and dividing the net result by the weighted average number of common shares outstanding during the respective period. The dilutive effect of common shares issuable under stock options was less than 3% and was not included in the computation of primary earnings per share.


Subsequent Event
----------------
In December 1995, the Company entered into an agreement with Pioneer to develop transgenic crops with built-in resistance. Under the agreement, Pioneer purchased three million shares of the Company's common stock for $30 million and provided $10 million in research and development funding. Pioneer will provide an additional $11 million in funding near the end of 1998. Pioneer will receive non-exclusive rights to all Bt crop protection technology and associated technologies codeveloped by the Company and Pioneer during the next 10 years. The Company and Pioneer are able to market their own products resulting from the collaboration, royalty-free, in North America. Pioneer will pay a royalty to Mycogen for jointly developed technology that it markets through seed products outside of North America. The Company has exclusive world wide rights to license jointly developed technology to third parties. No proprietary seed lines will be shared by the companies.

PART I - FINANCIAL INFORMATION
------------------------------
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                             RESULTS OF OPERATIONS
SEASONALITY
The Company's businesses are highly seasonal as described in each segment summary. Revenues, expenses and losses for the three months ended November 30 are not indicative of the revenues, expenses and income or loss to be expected for a full fiscal year.

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

SEGMENT OPERATING REVENUES AND OPERATING LOSS

                              Three months ended November 30,
(In thousands)                     1995            1994
                              --------------  ---------------
Operating Revenues
  Seed                           $ 1,126          $   596
  Crop Protection                 10,923            8,913
                              --------------  ---------------
Total Operating Revenues         $12,049          $ 9,509
                              ==============  ===============

Operating Income (Loss)
  Seed                           $(7,635)         $(6,691)
  Crop Protection                    336             (516)
  Corporate                         (268)            (337)
                              --------------  ---------------
Total Operating Loss             $(7,567)         $(7,544)
                              ==============  ===============


                                  SEED SEGMENT

OPERATING REVENUES: First quarter Seed operating revenues are not significant and consist mainly of late season alfalfa sales and international shipments.
The majority of Seed operating revenues are recorded during the second and third fiscal quarters. Second and third quarter operating revenues also include estimates of seed product returns and the fourth quarter includes adjustments to reconcile those earlier estimates.

OPERATING LOSS: First quarter Seed operating loss increased from $6.7 million for the quarter ended November 30, 1994 to $7.6 million for the same quarter in 1995, due mainly to higher sales and promotion efforts for the coming growing season which accounted for $.8 million of the increase.


                            CROP PROTECTION SEGMENT

OPERATING REVENUES: First quarter Crop Protection operating revenues increased $2.0 million to $10.9 million for the three months ended November 30, 1995 compared to the same period last year. Soilserv accounted for $1.4 million of the increase as a result of higher penetration this year into the winter crop protection markets in Arizona. Biopesticides sales of new products, Mattch(TM) and Scythe(R), and higher shipments of MVP(R) powder to Kubota accounted for the remainder of the increase. The majority of Crop Protection revenues are recorded during the third and fourth fiscal quarters. Second quarter operating revenues are not significant.

OPERATING INCOME (LOSS): The Crop Protection segment recognized operating income of $.3 million for the quarter ended November 30, 1995 compared to an operating loss of $.5 million for the same period in 1994. This improvement in operating results is due mainly to higher sales volume, which contributed an additional $.6 million in gross profit, and lower research and development expenses of $.7 million resulting primarily from headcount and expense reductions.


                              NON-OPERATING ITEMS

Non-operating income items decreased $.4 million due mainly to lower net interest income as a result of less cash available for investment.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and securities available-for-sale increased by $5.7 million to $23.3 million during the three months ended November 30, 1995. This increase was due primarily to proceeds of $6.0 million from the Company's bank line of credit facility. The Company has a $25 million bank line of credit facility, which expires November 30, 1996, to fund portions of its seasonal working capital needs, of which $19.0 million was unused at November 30, 1995.

      In December 1995, the Company signed a definitive agreement for technology collaboration with Pioneer. Under the agreement, Pioneer purchased three million shares of the Company's common stock for $30 million and has provided $10 million in research and development funding. Pioneer will provide an additional $11 million in funding near the end of 1998.

      The Company expects capital expenditures for fiscal 1996 to total approximately $5.4 million. However, as part of the Seed unit's strategy to transition from a seller of low-cost generic products to proprietary, value-added seed products, the Company has decided to undertake an analysis of its production facilities to determine alternatives for improving quality. The conclusion of this analysis may result in higher than expected capital expenditures and/or write-downs. The biopesticide fermentation facility funded under the Company's long-term manufacturing agreement with Enzyme Bio-Systems, Ltd. ("EB"), is completed and fully operational. The Company does not anticipate any significant funding for capital under the EB agreement for the remainder of fiscal 1996. The Company is involved in various actions related to its patent positions and plans to continue to spend resources as required to defend its intellectual property rights. The Company will continue to pursue an aggressive acquisition and joint venture strategy for both the Seed and Crop Protection business units.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

       a)  The annual meeting of stockholders was held on December 14, 1995.

       b)  See c below.

       c) The following members of the Board of Directors were elected to serve until the next Annual Meeting and until their successors are elected and qualified:

                                   Number of Votes Cast
                                  Affirmative   Negative
                                  -----------   --------
           Thomas J. Cable         17,801,392    169,152
           Jerry D. Caulder        17,712,136    258,908
           George R. Hill          17,702,452    268,592
           Kenneth H. Hopping      17,700,857    270,187
           David H. Rammler        17,708,118    262,926
           A. John Speziale        17,804,153    166,891

           The proposal to approve the implementation of the 1995 Employee Stock Purchase Plan, pursuant to which 250,000 shares of Common Stock will be reserved for issuance, was approved by 15,663,825 affirmative votes vs. 2,029,260 negative votes vs. 99,543 abstentions vs. 178,416 broker non-votes.

           The proposal to ratify the non-statutory stock option grants for 20,000 shares of Common Stock under the Company's Automatic Grant Program to each of three non-employees Board members was approved by 16,498,948 affirmative votes vs. 1,166,962 negative votes vs. 126,718 abstentions vs. 178,416 broker non-votes.

           The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending August 31, 1996 was approved by 17,887,617 affirmative votes vs. 44,659 negative votes vs. 38,768 abstentions.

      d)   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

      a)   Exhibits
           Exhibit 10.1 - Amendment to the 1992 Stock Option Plan.  See Exhibit
            10.1 attached hereto.
           Exhibit 10.2 - Amendment to the Restricted Stock Issuance Plan. See
            Exhibit 10.2 attached hereto.
           Exhibit 10.3 - 1995 Employee Stock Purchase Plan. See Exhibit 10.3 attached hereto.
           Exhibit 27 - Financial Data Schedule. See Exhibit 27 attached hereto.

      b)   Reports on Form 8-K

           A current report on Form 8-K was filed on November 28, 1995 to report the Company's reincorporation from the state of Delaware to the state of California on October 26, 1995 and to provide quarterly operating revenues by segment for fiscal year 1995.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Mycogen Corporation
                                      -------------------
                                      (Registrant)


Date: January 11, 1996                /s/ JAMES A. BAUMKER
     ------------------               -----------------------
                                      James A. Baumker
                                      Vice President and Chief Financial Officer