Form 10-Q
period 1996-02-29
MYCOGEN CORP
filed 1996-04-12
CIK 813742

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 1996
                               -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to __________________

                        Commission file number: 0-15881
                                                -------
                              MYCOGEN CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               California                                  95-3802654
- ---------------------------------------- ---------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification No.)

           5501 Oberlin Drive,
         San Diego, California                                92121
- ---------------------------------------- ---------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (619) 453-8030
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ----    ----

30,570,160 shares of Common Stock were outstanding as of March 31, 1996.

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              MYCOGEN CORPORATION

            INTERIM CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)


                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                       ----------------------------    ----------------------------
                                       FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                           1996            1995            1996            1995
                                       ------------    ------------    ------------    ------------
                                               (UNAUDITED)                     (UNAUDITED)
Net operating revenues...............  $     35,575    $     27,661    $     47,624    $     37,170
Contract and other revenues..........         2,580           1,715           4,151           3,611
                                       ------------    ------------    ------------    ------------
        Total revenues...............        38,155          29,376          51,775          40,781
                                       ------------    ------------    ------------    ------------

Costs and expenses:
  Cost of operating revenues.........        23,446          16,997          31,269          23,242
  Selling, general and administrative        11,250           8,024          19,431          15,039
  Research and development...........         5,080           5,025           9,659          10,221
  Amortization of intangible assets..           480             540           1,084           1,033
  Special charges....................        22,890               -          22,890               -
                                       ------------    ------------    ------------    ------------
        Total costs and expenses.....        63,146          30,586          84,333          49,535
                                       ------------    ------------    ------------    ------------
Operating loss ......................       (24,991)         (1,210)        (32,558)         (8,754)
  Interest income and expense, net...           625             324             773             888
  Exchange gain .....................            16              47              23              12
                                       ------------    ------------    ------------    ------------
Net loss.............................       (24,350)           (839)        (31,762)         (7,854)
Dividends on preferred stock.........          (194)           (373)           (578)           (742)
                                       ------------    ------------    ------------    ------------
Net loss applicable to common shares.  $    (24,544)   $     (1,212)   $    (32,340)   $     (8,596)
                                       ============    ============    ============    ============
Net loss per common share              $      (1.00)   $       (.06)   $      (1.47)   $       (.45)
                                       ============    ============    ============    ============
Weighted average number of shares            24,426          19,138          21,937          19,118
                                       ============    ============    ============    ============

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              MYCOGEN CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                     FEBRUARY 29,    AUGUST 31,
                                                         1996           1995
                       ASSETS                        (UNAUDITED)       (NOTE)
                                                     ------------    ----------
Current assets:
  Cash and cash equivalents........................  $     38,924    $    5,687
  Securities available-for-sale....................        36,429        11,913
  Accounts and notes receivable, net of allowances.        35,659        27,402
  Inventories......................................        62,985        33,633
  Other current assets.............................         5,031         1,267
                                                     ------------    ----------
    Total current assets...........................       179,028        79,902

Net property, plant and equipment..................        48,362        49,646
Net intangible assets..............................        23,716        17,759
Other assets.......................................        14,077        12,301
                                                     ------------    ----------
Total assets.......................................  $    265,183    $  159,608
                                                     ============    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................  $     14,787    $    6,760
  Accrued compensation and related taxes...........         4,186         3,553
  Deferred revenues................................        33,044         5,670
  Other current liabilities........................        10,878         5,225
                                                     ------------    ----------
    Total current liabilities......................        62,895        21,208

Long-term liabilities..............................         7,085         3,291
Minority interest..................................             -        21,406

Stockholders' equity:
  Common stock, $.001 par value, 40,000,000 shares
    authorized; 30,534,281 and 19,400,764 shares
    issued and outstanding at February 29, 1996
    and August 31, 1995, respectively..............            31            19
  Additional paid in capital.......................       329,686       216,436
  Deficit..........................................      (134,514)     (102,752)
                                                     ------------    ----------
    Total stockholders' equity.....................       195,203       113,703
                                                     ------------    ----------
Total liabilities and stockholders' equity.........  $    265,183    $  159,608
                                                     ============    ==========

Note: The balance sheet at August 31, 1995 has been derived from the audited financial statements at that date.

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              MYCOGEN CORPORATION

            INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                         SIX MONTHS ENDED
                                                   FEBRUARY 29,    FEBRUARY 28,
                                                       1996            1995
                                                   ------------    ------------
                                                           (UNAUDITED)
Operating activities:
  Net loss.......................................  $    (31,762)   $     (7,854)
  Items which did not use cash:
    Special charges .............................        20,890               -
    Depreciation ................................         2,472           2,487
    Amortization of intangible assets............         1,084           1,033
    Other expense not requiring cash.............         1,003             335
  Changes in operating assets and liabilities:
    Accounts and notes receivable................         4,935            (377)
    Inventories..................................       (10,666)        (18,127)
    Prepaid expenses.............................        (1,473)           (259)
    Accounts payable.............................         1,005           1,467
    Deferred revenues............................        19,128          14,345
    Other current liabilities....................        (4,847)         (3,281)
                                                   ------------    ------------
      Cash provided by (used in) operating
        activities...............................         1,769         (10,231)
                                                   ------------    ------------

Investing activities:
  Proceeds from sales of available-for-sale
    securities...................................        13,420           2,000
  Proceeds from maturities of available-for-sale
    securities...                                           564           4,462
  Purchases of available-for-sale securities.....       (38,431)              -
  Capital expenditures...........................        (1,990)         (3,650)
  Prepaid contract manufacturing.................             -          (6,758)
  Change in intangibles and other assets.........          (793)           (742)
                                                   ------------    ------------
      Cash used in investing activities..........       (27,230)         (4,688)
                                                   ------------    ------------

Financing activities:
  Net change in short-term borrowings............             -           3,800
  Proceeds from long-term borrowings.............             -           2,500
  Payments on long-term borrowings...............          (208)            (95)
  Proceeds from sale of common stock.............        58,744             169
                                                   ------------    ------------
    Cash provided by financing activities........        58,536           6,374
                                                   ------------    ------------
Effect of exchange rate changes on cash and cash
  equivalents....................................           162             275
                                                   ------------    ------------
Increase (decrease) in cash and cash equivalents.        33,237          (8,270)
Cash and cash equivalents at beginning of period.         5,687           8,681
                                                   ------------    ------------
Cash and cash equivalents at end of period.......  $     38,924    $        411
                                                   ============    ============

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

PART I - FINANCIAL INFORMATION
- ------------------------------
Item 1.  Financial Statements (continued).


                              Mycogen Corporation
                              -------------------
         Notes to Interim Consolidated Condensed Financial Statements


General
- -------

The accompanying financial statements include the accounts of Mycogen Corporation, and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report and Form 10-K of the Company for the fiscal year ended August 31, 1995.

The Company's business is highly seasonal. Operating revenues are expected to be concentrated principally in the quarters ending in February and May as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months ended and six months ended February 29, 1996 are not indicative of operating revenues and results to be expected for a full fiscal year.


Acquisition of United AgriSeeds, Inc.
- -------------------------------------

In February 1996, the Company issued 4,453,334 shares of common stock to DowElanco in exchange for $26.4 million in cash and all of the shares in DowElanco's seed business, United AgriSeeds, Inc. ("UAS"). The principal seed products of UAS are corn and soybean. As of February 29, 1996 DowElanco owned 14,088,366 shares of the Company's common stock or 46.14%, and may acquire additional shares of the Company's common stock subject to certain restrictions. The acquisition of UAS is accounted for as a purchase and, accordingly, the assets and liabilities of UAS are included in the Consolidated Balance Sheet as of February 29, 1996. The results of operations of UAS from the date of acquisition will be reflected in the consolidated financial statements of the Company commencing with the third fiscal quarter. The acquisition resulted in a purchase price allocation to in-process technology of $2.6 million, which was written-off upon acquisition. It is anticipated that the required pro forma financial information will be available within the next 30 days and will be filed separately under form 10-Q/A.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
- -----------------------------------------------------------------------

The Company's Seed Segment recognized impairment losses and exit costs totaling $11.7 million and $.9 million, respectively, during the quarter ended February 29, 1996 as a result of management's decision to dispose of or sell certain corn production plants and related assets that do not meet quality production standards in connection with a plan to upgrade the quality of seed production. The asset disposals will occur during the third quarter of 1996. The production plants are expected to be sold during 1996 and 1997. The fair values of the assets were based on letters of intent from prospective buyers and management estimates.

The impairment losses and exit costs are included in special charges in the Consolidated Statement of Operations. The carrying amount of the assets held for sale total $3.5 million, of which $2.3 million is included in other current assets and $1.2 million is included in other long-term assets in the Consolidated Balance Sheet at February 29, 1996. Exit costs totaling $.9 million are included in other current liabilities at February 29, 1996.


Purchase and Write-off of In-Process Technology
- -----------------------------------------------

In January 1996, the Company agreed to reacquire certain rights in oil seed technology from SVO Specialty Products, a subsidiary of Lubrizol, for $8.0 million. Of the $8.0 million in rights acquired, $7.2 million was allocated to certain technologies not yet completed and, therefore, was written-off as in-process technology on the acquisition date. The Company made an initial payment of $2.0 million and will pay $2.5 million and $3.5 million in January 1997 and 1998, respectively.


Common Shares Issued for Lubrizol's Interest in MPS and Conversion
- ------------------------------------------------------------------
of Preferred Stock
- ------------------

In January 1996, The Lubrizol Corporation ("Lubrizol") sold its 19.46% ownership interest in Mycogen Plant Sciences (formerly MPS, now "Mycogen Seeds") to the Company for 1,538,008 shares of common stock. In a simultaneous transaction, Lubrizol converted 3,158 shares of Series A Senior Convertible Cumulative Preferred Stock, representing their entire interest in preferred stock, into 1,815,274 shares of common stock at a rate of $17.398 per share which was based on 25% over the average closing price of the Company's common stock for the 60 days prior to the conversion. At February 29, 1996 there were 3,940 shares authorized for issuance of Series A Preferred Stock, $.001 par value, and no outstanding shares. At August 31, 1995 there were 3,100 shares issued to Lubrizol and outstanding with an aggregate liquidation preference of $31 million.

In February 1996 Lubrizol sold its entire interest in the Company, 9,502,348 shares of common stock or 36.58%, to DowElanco for $126 million. DowElanco is a joint venture partnership between Dow Chemical and Ely Lilly and Company engaged in the discovery, development, manufacture and distribution of agricultural products used in crop protection and production, and for industrial pest control.

Supplemental Schedule of Non-Cash Investing and Financing Activities
- --------------------------------------------------------------------

In conjunction with the acquisition of UAS and the remaining ownership interest in Mycogen Seeds in 1996, and an acquisition in 1995, non-cash investing and financing activities were allocated as follows:

                                                         Six months ended
                                                   ----------------------------
(In thousands)                                     February 29,    February 28,
                                                       1996            1995
                                                   ------------    ------------
Business acquisitions:
Fair value of assets acquired, other than cash     $     55,692    $      1,350
Liabilities assumed                                     (20,573)            --
Liabilities and acquisition costs incurred               (2,512)            --
Minority interest purchased from Lubrizol                21,406             --
Common stock issued                                     (54,013)         (1,350)
                                                   ------------    ------------
Net cash paid for acquisitions                     $        --     $        --
                                                   ============    ============

Other non-cash investing and financing activities are as follows:

                                                         Six months ended
                                                   ----------------------------
(In thousands)                                     February 29,    February 28,
                                                       1996            1995
                                                   ------------    ------------
Technology rights acquired by incurring
 directly related liabilities                      $      6,000    $        --
                                                   ============    ============
Dividends on preferred stock                       $        578    $        742
                                                   ============    ============
Common stock issued upon conversion
 of convertible preferred stock                    $     31,582    $        --
                                                   ============    ============

Inventories
- -----------

Inventories are comprised of:

                                                      February 29,    August 31,
(In thousands)                                           1996           1995
                                                      ------------    ----------
Raw materials and supplies                            $      5,580    $    5,895
Work in process                                             12,231         3,578
Finished goods                                              45,174        24,160
                                                      ------------    ----------
  Total                                               $     62,985    $   33,633
                                                      ============    ==========


Accumulated Depreciation and Amortization
- -----------------------------------------

Accumulated depreciation of property, plant and equipment was $16.2 million and $16.7 million at February 29, 1996 and August 31, 1995, respectively.

Accumulated amortization of intangible assets was $7.8 and $6.8 million at February 29, 1996 and August 31, 1995, respectively.

Income Taxes
- ------------

No provision for income tax is recognized for the three and six months ended February 29, 1996 since the Company anticipates that the effective tax rate for the year ending August 31, 1996 will be zero due to the available net operating loss carryforwards.


Net Loss Per Common Share
- -------------------------

Net loss per common share for the three and six months ended February 29, 1996 and February 28, 1995 is determined by deducting dividends on preferred stock from net loss and dividing the net result by the weighted average number of common shares outstanding during the respective period. The dilutive effect of common shares issuable under stock options was less than 3% and was not included in the computation of primary earnings per share.


Research and Development Arrangement
- ------------------------------------

In December 1995, the Company entered into an agreement with Pioneer to develop transgenic crops with built-in resistance. Under the agreement, Pioneer purchased 3,000,000 shares of the Company's common stock for $30 million and provided $10 million in research and development funding. Pioneer will provide an additional $11 million in funding near the end of 1998. Pioneer will receive non-exclusive rights to all Bt crop protection technology and associated technologies codeveloped by the Company and Pioneer during the next 10 years. The Company and Pioneer are able to market their own products resulting from the collaboration, royalty-free, in North America. Pioneer will pay a royalty to Mycogen for jointly developed technology that it markets through seed products outside of North America. The Company has exclusive world wide rights to license jointly developed technology to third parties. No proprietary seed lines will be shared by the companies. Contract revenues recognized under this agreement totaled $.7 million for the three and six months ended February 29, 1996. Deferred revenues of $9.3 million are included in the Consolidated Balance Sheet at February 29, 1996.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

ACQUISITION

In February 1996, the Company acquired all of the shares of common stock of United AgriSeeds, Inc. ("UAS"). The assets and liabilities of UAS are included in the Consolidated Balance Sheet at February 29, 1996 and the results of operations of UAS from the acquisition date will be reflected in the Company's Consolidated Statement of Operations commencing with the third quarter results.

SEASONALITY

The Company's businesses are highly seasonal as described in each segment summary. Revenues, expenses and losses for the three and six months ended February 29, 1996 are not indicative of the revenues, expenses and income or loss to be expected for a full fiscal year.

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

SEGMENT OPERATING REVENUES AND OPERATING LOSS

                          Three months ended              Six months ended
                     ---------------------------    ---------------------------
                     February 29,   February 28,    February 29,   February 28,
(In thousands)           1996           1995            1996           1995
                     ------------   ------------    ------------   ------------
Operating Revenues
  Seed               $     30,930   $     23,908    $     32,056   $     24,504
  Crop Protection           4,645          3,753          15,568         12,666
                     ------------   ------------    ------------   ------------
Total Operating
  Revenues           $     35,575   $     27,661    $     47,624   $     37,170
                     ============   ============    ============   ============

Operating Income
  (Loss)
  Seed               $    (21,830)* $      2,158    $    (29,471)* $     (4,533)
  Crop Protection          (2,560)        (2,879)         (2,224)        (3,395)
  Corporate                  (601)          (489)           (863)          (826)
                     ------------   ------------    ------------   ------------
Total Operating
  Loss               $    (24,991)* $     (1,210)   $    (32,558)* $     (8,754)
                     ============   ============    ============   ============

* The net operating loss for the Seed segment includes special charges of $22.9 million recorded during the second quarter of fiscal 1996.

                                 SEED SEGMENT

OPERATING REVENUES: Operating revenues for the three months and six months ended February 29, 1996 increased over the same periods in 1995 from $23.9 million and $24.5 million to $30.9 million and $32.1 million, respectively. Higher sales of corn products resulting from more corn acreage planted this year coupled with higher sales of lead corn products NatureGard(TM) (Bt-based corn borer resistance and native resistance varieties) and Totally Managed Feedstuffs(TM) accounted for $5.2 million of the increase on a year-to-date basis. Earlier shipments of soybean and sunflower sales this year accounted for another $1.9 million of the increase. The majority of Seed operating revenues are recorded during the second and third fiscal quarters. Second and third quarter operating revenues also include estimates of seed product returns and the fourth quarter includes adjustments to reconcile those earlier estimates.

OPERATING INCOME (LOSS): Excluding special charges of $22.9 million recognized during the second quarter of fiscal 1996, Seed operating income for the three months ended February 29, 1996 decreased $1.1 million and operating losses for the six months ended February 29, 1996 increased $2.0 million compared to the same periods in fiscal 1995. Higher expenses for sales and promotion efforts and higher legal fees incurred to enforce the Company's patent position accounted for the majority of the increase in expenses on a quarter and year-to-date basis. It is expected that the Company will continue to incur legal expenses associated with the ongoing enforcement of its patent estate. These higher costs were slightly offset by higher dollar gross margins in 1996 than in 1995 as a result of the significant increase in volumes of corn seed sold. However, gross profit margins as a percent of sales have declined due to higher seed cost of goods sold. There are three major factors impacting seed costs; 1) how much the Company pays growers for its seed crop, 2) plant utilization and 3) the amount of product discards and obsolescence ("D&O"). Last summer's dry spell, followed by early frosts reduced 1995 planting seed yields. This, coupled with an already low production plan, resulted in low plant utilization. The Company recognized the first two factors early on and included their effect in the 1996 budget, but the Seed segment experienced a much higher level of product D&O than originally anticipated. Due to a commitment by the Company to have consistent quality product performance, the Company decided to raise quality standards and, as a result, seed discards are higher than anticipated. In fiscal 1995, the Seed segment reported full year margins of 34%, including extra D&O charges and other cost adjustments recorded in the second half of the year. Because of the reasons stated above, the Company does not expect any significant improvement in full year margins for fiscal 1996.

SPECIAL CHARGES: Special charges recognized during the second quarter of 1996 totaled $22.9 million and are comprised of impairment losses of $12.6 million related to the planned disposal and sale of certain corn production plant assets, write-offs of acquired in-process technology totaling $9.8 million related to certain rights in oil seed technology acquired from SVO and related to the acquisition of UAS.

                            CROP PROTECTION SEGMENT

OPERATING REVENUES: Crop Protection operating revenues increased $.9 million and $2.9 million to $4.6 million and $15.6 million for the three months and six months ended February 29, 1996, respectively, compared to the same periods last year. Biopesticides sales of new products, Mattch(TM) and Scythe(R), and higher shipments of MVP(R) powder to Kubota accounted for $.8 million and $1.4 million of the increases on a quarter-to-date and year-to-date basis, respectively. Soilserv accounted for the remainder of the increase on a year-to-date basis as a result of higher penetration this year into the winter crop protection markets in Arizona. The majority of Crop Protection revenues are recorded during the third and fourth fiscal quarters. Second quarter operating revenues are not significant.

OPERATING LOSS: The Crop Protection segment recognized operating losses of $2.6 million and $2.2 million for the three months and six months ended February 29, 1996 compared to $2.9 million and $3.4 million, respectively, for the same periods in fiscal 1995. The improvement on a year to date basis in operating results is due mainly to higher gross profits of $1.6 million due to higher sales volumes during 1996 coupled with lower biopesticide manufacturing costs.


                              NON-OPERATING ITEMS

Non-operating income items for the quarter ended February 29, 1996 increased by $.3 million compared to the same period in 1995 due mainly to higher net interest income as a result of more cash available for investment during the quarter. On a year to date basis non-operating items remained relatively flat for 1996 compared to the same period in fiscal 1995.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and securities available-for-sale increased by $57.8 million to $75.4 million during the six months ended February 29, 1996. This increase was due primarily to proceeds of $30 million, $26.4 million and $2.3 million from the sale of common stock to Pioneer, DowElanco and employees, respectively, and $10.0 million in research funding from Pioneer. These proceeds were reduced by net cash used in operations of $8.2 million, cash paid to SVO for technology rights of $2 million and capital expenditures which totaled $2.0 million. The Company has a $25 million bank line of credit facility, which expires November 30, 1996, to fund portions of its seasonal working capital needs, all of which was unused at February 29, 1996.

     In December 1995, the Company signed a definitive agreement for technology collaboration with Pioneer. Under the agreement, Pioneer purchased three million shares of the Company's common stock for $30 million and has provided $10 million in research and development funding. Pioneer will provide an additional $11 million in funding near the end of 1998.

     In January 1996, Lubrizol converted its entire interest in shares of preferred stock into 1,815,274 shares of common stock of the Company and sold its 19.46% ownership interest in Mycogen Seeds to the Company for 1,538,008 shares of common stock. In February 1996, the Company issued common stock to DowElanco in exchange for $26.4 million in cash and all of the shares in UAS.

     In January 1996, the Company purchased certain rights in oil seed technology from SVO for $8.0 million of which $7.2 million of the value was assigned to in-process technology. The Company is currently evaluating program alternatives to arrive at a recommended level of funding and effort to commercialize this technology. In February 1996, the Company acquired in-process technology of $2.6 million associated with the acquisition of UAS. The Company expects funding necessary to commercialize this technology to approximate $2.5 million over the next three to five years. The funding and related efforts are within the normal course of research efforts typically required by the breeding and development programs at UAS.

     During the remainder of fiscal 1996 the Company expects to incur $10.0 million to modernize seed production facilities in addition to the projected capital expenditures for fiscal 1996 of $5.4 million. The investment in this additional equipment is a result of the Seed segment's strategy to transition from a seller of low-cost generic products to proprietary, value-added seed products and a plan to upgrade the quality of seed production. The Company is also building a new headquarters for the Seed segment operations and expects to incur about $3.5 million during the next year. The Company will continue to pursue an aggressive acquisition and joint venture strategy for both the Seed and Crop Protection business units.

     The Company is involved in various actions related to its patent positions and plans to continue to spend resources as required to enforce its intellectual property rights. The Company's success will depend in part on its ability to obtain patent protection for its products both in the United States and other countries. To date, the Company has obtained numerous patents and has filed a large number of patent applications in the United States and foreign jurisdictions relating to the Company's technology. There can be no assurance that issued patent claims will be sufficient to protect the Company's technology. The commercial success of the Company also will depend in part on the Company not infringing patents issued to competitors. If any licenses are required, there can be no assurance that the Company will be able to obtain such
license on commercially favorable terms, if at all.   Litigation, which can
result in substantial cost to the Company, may also be necessary to enforce the Company's intellectual property rights or to determine the scope and validity of third-party proprietary rights.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 2, 1996, the California Court of Appeal reversed a lower court ruling and affirmed that the Company's subsidiary, Mycogen Plant Science, Inc., is entitled to exercise options to license certain herbicide tolerance and insect resistance technology from Monsanto Company. The options give the Company the right to license Monsanto's Roundup Ready(R) herbicide tolerance technology in cotton, corn and oil seed rape, and Bacillus thuringiensis ("Bt") insect
                                    ----------------------
resistant gene technology for corn on "terms as favorable as any other third party licensee."

On March 20, 1996, Monsanto Company filed suit against the Company and Ciba-Geigy Corporation ("Ciba-Geigy") alleging that the first seed corn products being sold by the Company and Ciba-Geigy with Bt based insect resistance infringe on a Monsanto patent on a particular modified DNA sequence. The Company has reason to believe that, in view of the Company's pioneering work in modifying Bt genes for plant expression and early patent applications which it has pending in this area, the Monsanto patent will be found to be invalid. The Company intends to vigorously defend against this infringement action.

On October 31, 1995, the Company filed a declaratory judgment action in the United States District Court in San Diego against Plant Genetic Systems N.V. and Plant Genetic Systems (America), Inc. (collectively,"PGS"). This declaratory judgment action seeks to invalidate two PGS patents, one of which is directed to plant cells containing shortened Bt genes and the other to a single Bt gene.
The Company's declaratory judgment action also seeks a declaration that the Company's seed corn product with Bt-based insect resistance does not infringe on these PGS patents. Also pending is a patent infringement suit filed by PGS on October 18, 1995 against the Company and Ciba-Geigy in the United States District Court in North Carolina. PGS' patent infringement suit alleges that the Bt-based insect resistant seed corn products being sold by the Company and Ciba-Geigy infringe one of the PGS patents involved in the Company's declaratory judgment action pending in the United States District Court in San Diego. The Company is vigorously pursuing its action against PGS in the United States District Court in San Diego and vigorously defending against the infringement action in the United States District Court in North Carolina.


Item 6.  Exhibits and Reports on Form 8-K.

     a) Exhibits

          Exhibit 27 - Financial Data Schedule.  See Exhibit 27 attached hereto.

     b) Reports on Form 8-K

          Current reports on Form 8-K were filed as follows: on February 29, 1996 to report the Company's acquisition of UAS; and on March 22, 1996 to report the amendment of the Company's Rights Agreement by and between the Company and Boston EquiServ.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Mycogen Corporation
                                            ------------------------------------
                                                (Registrant)


Date: April 11, 1996                        /s/ James A. Baumker
      --------------                        ------------------------------------
                                            James A. Baumker
                                            Vice President and
                                              Chief Financial Officer