Form 10-Q/A
period 1996-02-29
MYCOGEN CORP
filed 1996-04-25
CIK 813742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A
                                   AMENDMENT


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 1996
                               -----------------
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________  to __________

                        Commission file number: 0-15881
                                                -------

                              MYCOGEN CORPORATION
       ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      California                                      95-3802654
- ----------------------                         ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

5501 Oberlin Drive, San Diego, California               92121
- ------------------------------------------     ------------------------
(Address of principal executive offices)              (Zip Code)

                                 (619) 453-8030
                    ---------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
         (Former name or former address, if changed since last report.)


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

                                 AMENDMENT NO. 1

The undersigned registrant hereby amends Item 1. Financial Statements of its Form 10-Q for the quarterly period ended February 29, 1996 filed on April 12, 1996 as set forth in the pages attached.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Mycogen Corporation
                                                   -------------------
                                                    (Registrant)


Date: April 25, 1996                                /s/ James A. Baumker
     ---------------                               -----------------------
                                                   James A. Baumker
                                                   Executive Vice President
                                                   Chief Financial Officer

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Operations
                 (Amounts in thousands, except per share data)


                                               Three months ended                Six months ended
                                          February 29,     February 28,     February 29,    February 28,
                                              1996             1995             1996            1995
                                          ------------     ------------     ------------    ------------
                                                   (Unaudited)                      (Unaudited)
Net operating revenues...................   $ 35,575           $27,661         $ 47,624         $37,170
Contract and other revenues..............      2,580             1,715            4,151           3,611
                                            --------           -------         --------         -------
      Total revenues.....................     38,155            29,376           51,775          40,781
                                            --------           -------         --------         -------
Costs and expenses:
  Cost of operating revenues.............     23,446            16,997           31,269          23,242
  Selling, general and administrative....     11,250             8,024           19,431          15,039
  Research and development...............      5,080             5,025            9,659          10,221
  Amortization of intangible assets......        480               540            1,084           1,033
  Special charges........................     22,890                --           22,890              --
                                            --------           -------         --------         -------
      Total costs and expenses...........     63,146            30,586           84,333          49,535
                                            --------           -------         --------         -------
Operating loss ..........................    (24,991)           (1,210)         (32,558)         (8,754)

  Interest income and expense, net.......        625               324              773             888
  Exchange gain .........................         16                47               23              12
                                            --------           -------         --------         -------

Net loss.................................    (24,350)             (839)         (31,762)         (7,854)
Dividends on preferred stock.............       (194)             (373)            (578)           (742)
                                            --------           -------         --------         -------

Net loss applicable to common shares.....   $(24,544)          $(1,212)        $(32,340)        $(8,596)
                                            ========           =======         ========         =======

Net loss per common share................   $  (1.00)          $  (.06)        $  (1.47)        $  (.45)
                                            ========           =======         ========         =======

Weighted average number of shares........     24,426            19,138           21,937          19,118
                                            ========           =======         ========         =======


See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

                     Consolidated Condensed Balance Sheets
                   (Dollars in thousands, except share data)

                                                                             February 29,     August 31,
                                                                                 1996            1995
                              Assets                                          (Unaudited)       (Note)
                                                                             ------------     ----------
Current assets:
  Cash and cash equivalents.........................................           $  38,924       $   5,687
  Securities available-for-sale.....................................              36,429          11,913
  Accounts and notes receivable, net of allowances..................              35,659          27,402
  Inventories.......................................................              62,985          33,633
  Other current assets..............................................               5,031           1,267
                                                                               ---------       ---------
    Total current assets............................................             179,028          79,902

Net property, plant and equipment...................................              48,362          49,646
Net intangible assets...............................................              23,716          17,759
Other assets........................................................              14,077          12,301
                                                                               ---------       ---------
Total assets........................................................           $ 265,183       $ 159,608
                                                                               =========       =========

               Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................................           $  14,787       $   6,760
  Accrued compensation and related taxes............................               4,186           3,553
  Deferred revenues.................................................              33,044           5,670
  Other current liabilities.........................................              10,878           5,225
                                                                               ---------       ---------

    Total current liabilities.......................................              62,895          21,208

Long-term liabilities...............................................               7,085           3,291
Minority interest...................................................                  --          21,406

Stockholders' equity:
  Common stock, $.001 par value, 40,000,000 shares authorized;
    30,534,281 and 19,400,764 shares issued and outstanding at
    February 29, 1996 and August 31, 1995, respectively.............                  31              19
  Additional paid in capital........................................             329,686         216,436
  Deficit...........................................................            (134,514)       (102,752)
                                                                               ---------       ---------

    Total stockholders' equity......................................             195,203         113,703
                                                                               ---------       ---------

Total liabilities and stockholders' equity..........................           $ 265,183       $ 159,608
                                                                               =========       =========

Note: The balance sheet at August 31, 1995 has been derived from the audited financial statements at that date.

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Cash Flows
                            (Dollars in thousands)

                                                                            Six months ended
                                                                      February 29,    February 28,
                                                                          1996            1995
                                                                      ------------    ------------
                                                                                 (Unaudited)
Operating activities:
  Net loss....................................................          $(31,762)      $ (7,854)
  Items which did not use cash:
    Special charges ..........................................             20,890            --
    Depreciation .............................................              2,472         2,487
    Amortization of intangible assets.........................              1,084         1,033
    Other expense not requiring cash..........................              1,003           335
  Changes in operating assets and liabilities:
    Accounts and notes receivable.............................              4,935          (377)
    Inventories...............................................            (10,666)      (18,127)
    Prepaid expenses..........................................             (1,473)         (259)
    Accounts payable..........................................              1,005         1,467
    Deferred revenues.........................................             19,128        14,345
    Other current liabilities.................................             (4,847)       (3,281)
                                                                         --------      --------
      Cash provided by (used in) operating activities.........              1,769       (10,231)
                                                                         --------      --------
Investing activities:
  Proceeds from sales of available-for-sale securities........             13,420         2,000
  Proceeds from maturities of available-for-sale securities...                564         4,462
  Purchases of available-for-sale securities..................            (38,431)           --
  Capital expenditures........................................             (1,990)       (3,650)
  Prepaid contract manufacturing..............................                 --        (6,758)
  Change in intangibles and other assets......................               (793)         (742)
                                                                         --------      --------

      Cash used in investing activities.......................            (27,230)       (4,688)
                                                                         --------      --------
Financing activities:
  Net change in short-term borrowings.........................                 --         3,800
  Proceeds from long-term borrowings..........................                 --         2,500
  Payments on long-term borrowings............................               (208)          (95)
  Proceeds from sale of common stock..........................             58,744           169
                                                                         --------      --------

    Cash provided by financing activities.....................             58,536         6,374
                                                                         --------      --------

Effect of exchange rate changes on cash and cash equivalents..                162           275
                                                                         --------      --------

Increase (decrease) in cash and cash equivalents..............             33,237        (8,270)
Cash and cash equivalents at beginning of period..............              5,687         8,681
                                                                         --------      --------

Cash and cash equivalents at end of period....................           $ 38,924      $    411
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


Acquisition of United AgriSeeds, Inc.
- -------------------------------------
In February 1996, the Company issued 4,453,334 shares of common stock to DowElanco in exchange for $26.4 million in cash and all of the shares in DowElanco's seed business, United AgriSeeds, Inc. ("UAS"). The principal seed products of UAS are corn and soybean. As of February 29, 1996 DowElanco owned 14,088,366 shares of the Company's common stock or 46.14%, and may acquire additional shares of the Company's common stock subject to certain restrictions. The acquisition of UAS is accounted for as a purchase and, accordingly, the assets and liabilities of UAS are included in the Consolidated Balance Sheet as of February 29, 1996. The results of operations of UAS from the date of acquisition will be reflected in the consolidated financial statements of the Company commencing with the third fiscal quarter. The acquisition resulted in a purchase price allocation to in-process technology of $2.6 million, which was written-off upon acquisition. The following consolidated, pro forma, unaudited summary of operations data for the six months ended February 29, 1996 and February 28, 1995 assumes that the acquisition occurred on September 1, 1995 and 1994, respectively.


                                                       Six months ended
                                            -----------------------------------
                                               February 29,        February 28,
(In thousands, except per share data)              1996                1995
                                            ---------------      --------------
Total revenues                               $       68,809       $      57,838
Net loss applicable to common shares         $      (28,731)      $      (7,315)
Net loss per common share                    $        (1.10)      $        (.31)

These pro forma results may not be indicative of the results of operations that would have been reported if the transactions had occurred on the dates indicated, or which may be reported in the future. These results do not include the nonrecurring special charge of $2.6 million related to the write-off of acquired in-process technology.

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


Common Shares Issued for Lubrizol's Interest in MPS and Conversion of Preferred
- -------------------------------------------------------------------------------
Stock
- -----
In January 1996, The Lubrizol Corporation ("Lubrizol") sold its 19.46% ownership interest in Mycogen Plant Sciences (formerly MPS, now "Mycogen Seeds") to the Company for 1,538,008 shares of common stock. In a simultaneous transaction, Lubrizol converted 3,158 shares of Series A Senior Convertible Cumulative Preferred Stock, representing their entire interest in preferred stock, into 1,815,274 shares of common stock at a rate of $17.398 per share which was based on 25% over the average closing price of the Company's common stock for the 60 days prior to the conversion. At February 29, 1996 there were 3,940 shares authorized for issuance of Series A Preferred Stock, $.001 par value, and no outstanding shares. At August 31, 1995 there were 3,100 shares issued to Lubrizol and outstanding with an aggregate liquidation preference of $31 million.

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


Supplemental Schedule of Non-Cash Investing and Financing Activities
- --------------------------------------------------------------------

In conjunction with the acquisition of UAS and the remaining ownership interest in Mycogen Seeds in 1996, and an acquisition in 1995, non-cash investing and financing activities were allocated as follows:


                                                       Six months ended
                                            -----------------------------------
(In thousands)                                 February 29,        February 28,
                                                  1996                1995
                                            ---------------     ---------------
Business acquisitions:
Fair value of assets acquired, other
 than cash                                   $       55,692      $        1,350
Liabilities assumed                                 (20,573)                 -
Liabilities and acquisition costs
 incurred                                            (2,512)                 -
Minority interest purchased from
 Lubrizol                                            21,406                  -
Common stock issued                                 (54,013)             (1,350)
                                            ---------------     ---------------
Net cash paid for acquisitions               $           -      $            -
                                            ===============     ===============

Other non-cash investing and financing
 activities are as follows:

                                                       Six months ended
                                            -----------------------------------
(In thousands)                                 February 29,        February 28,
                                                  1996                1995
                                            ---------------     ---------------
Technology rights acquired by incurring
 directly related liabilities               $         6,000     $            -
                                            ===============     ===============
Dividends on preferred stock                $           578     $           742
                                            ===============     ===============
Common stock issued upon conversion
 of convertible preferred stock             $        31,582     $            -
                                            ===============     ===============


Inventories
- -----------
Inventories are comprised of:
                                               February 29,         August 31,
(In thousands)                                    1996                1995
                                            ---------------     --------------
Raw materials and supplies                  $         5,580     $        5,895
Work in process                                      12,231              3,578
Finished goods                                       45,174             24,160
                                            ===============     ==============
  Total                                     $        62,985     $       33,633
                                            ===============     ==============


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