Form 10-Q
period 1996-05-31
MYCOGEN CORP
filed 1996-07-12
CIK 813742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1996
                               ------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
                              -----------   -----------
                        Commission file number: 0-15881
                                                -------

                              MYCOGEN CORPORATION
                 -------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                    95-3802654
- -----------------------------------------         -----------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

5501 Oberlin Drive,  San Diego, California                 92121
- ------------------------------------------        ------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (619) 453-8030
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x   No
                                       ----    -----


30,645,558 shares of Common Stock were outstanding as of July 8, 1996.

                              MYCOGEN CORPORATION


                        INTERIM CONSOLIDATED CONDENSED
                           STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)


                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            MAY 31,                         MAY 31,
                                                       1996       1995                 1996        1995
                                                     --------   --------             --------    --------
                                                         (UNAUDITED)                      (UNAUDITED)

Net operating revenues.............................   $78,015    $55,869             $125,639    $ 93,039
Contract and other revenues........................     2,360      1,971                6,511       5,582
                                                      -------    -------             --------    --------
      Total revenues...............................    80,375     57,840              132,150      98,621
                                                      -------    -------             --------    --------
Costs and expenses:
  Cost of operating revenues.......................    57,152     36,529               88,421      59,771
  Selling, general and administrative..............    13,390      8,584               32,821      23,623
  Research and development.........................     6,346      4,870               16,005      15,091
  Amortization of intangible assets................       647        581                1,731       1,614
  Special charges..................................         -          -               22,890           -
                                                      -------    -------             --------    --------
      Total costs and expenses.....................    77,535     50,564              161,868     100,099
                                                      -------    -------             --------    --------
Operating income (loss)............................     2,840      7,276              (29,718)     (1,478)

  Interest income and expense, net.................       810        (34)               1,583         854
  Exchange gain (loss).............................      (129)        97                 (106)        109
                                                      -------    -------             --------    --------
Net income (loss)..................................     3,521      7,339              (28,241)       (515)
Dividends on preferred stock.......................         -       (378)                (578)     (1,120)
                                                      -------    -------             --------    --------
Net income (loss) applicable to common shares......   $ 3,521    $ 6,961             $(28,819)   $ (1,635)
                                                      =======    =======             ========    ========
Net income (loss) per common share:
  Primary..........................................   $   .11    $   .36             $  (1.16)   $   (.09)
                                                      =======    =======             ========    ========
  Assuming full dilution...........................   $   .11    $   .34             $  (1.16)   $   (.09)
                                                      =======    =======             ========    ========
Weighted average number of shares:
  Primary..........................................    32,334     19,308               24,816      19,182
                                                      =======    =======             ========    ========
  Assuming full dilution...........................    32,415     21,284               24,816      19,182
                                                      =======    =======             ========    ========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              MYCOGEN CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                     MAY 31,      AUGUST 31,
                                                      1996           1995
                                                   (UNAUDITED)      (NOTE)
                                                   -----------    ----------
                     ASSETS
Current assets:
  Cash and cash equivalents.......................  $  14,805     $   5,687
  Securities available-for-sale...................     39,420        11,913
  Accounts and notes receivable, net of allowances     63,948        27,402
  Inventories.....................................     32,527        33,633
  Other current assets............................      3,153         1,267
                                                    ---------     ---------
    Total current assets..........................    153,853        79,902

Net property, plant and equipment.................     51,053        49,646
Net intangible assets.............................     23,250        17,759
Other assets......................................     13,307        12,301
                                                    ---------      --------
Total assets......................................  $ 241,463     $ 159,608
                                                    =========     =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................  $   8,503     $   6,760
  Accrued compensation and related taxes..........      4,514         3,553
  Deferred revenues...............................     14,651         5,670
  Other current liabilities.......................      9,132         5,225
                                                    ---------     ---------
    Total current liabilities.....................     36,800        21,208

Long-term liabilities.............................      5,264         3,291
Minority interest.................................          -        21,406

Stockholders' equity:
  Common stock, $.001 par value, 40,000,000
   shares authorized; 30,636,372 and 19,400,764
   shares issued and outstanding at May 31, 1996
   and August 31, 1995, respectively..............         31            19
  Additional paid in capital......................    330,361       216,436
  Deficit.........................................   (130,993)     (102,752)
                                                    ---------     ---------
    Total stockholders' equity....................    199,399       113,703
                                                    ---------     ---------
Total liabilities and stockholders' equity........  $ 241,463     $ 159,608
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

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              MYCOGEN CORPORATION

                        INTERIM CONSOLIDATED CONDENSED
                           STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                            NINE MONTHS ENDED
                                                                 MAY 31,
                                                          1996            1995
                                                        --------        --------
                                                               (UNAUDITED)
Operating activities:
  Net loss.........................................     $(28,241)       $   (515)
  Items which did not use cash:
    Special charges................................       20,890               -
    Depreciation...................................        3,687           3,582
    Amortization of intangible assets..............        1,730           1,614
    Provision for doubtful accounts................        1,039              33
    Amortization of prepaid contract manufacturing.          525             104
    Other expense not requiring cash...............          644              56
  Changes in operating assets and liabilities:
    Accounts and notes receivable..................      (23,764)        (19,863)
    Inventories....................................       19,792             805
    Prepaid expenses...............................         (146)           (138)
    Accounts payable...............................       (5,279)          1,049
    Deferred revenues..............................          735            (359)
    Other current liabilities......................       (1,773)           (708)
                                                        --------        --------
      Cash used in operating activities............      (10,161)        (14,340)
                                                        --------        --------
Investing activities:
  Proceeds from sales of available-for-sale
   securities......................................       28,616           3,993
  Proceeds from maturities of available-for-sale
   securities......................................        1,956           5,791
  Purchases of available-for-sale securities.......      (58,355)              -
  Capital expenditures.............................       (6,202)         (4,219)
  Prepaid contract manufacturing...................            -          (8,570)
  Net cash paid for business acquistion............       (1,791)              -
  Change in intangibles and other assets...........          (66)           (937)
                                                        --------        --------
      Cash used in investing activities............      (35,842)         (3,942)
                                                        --------        --------
Financing activities:
  Net change in short-term borrowings..............            -           9,140
  Proceeds from long-term borrowings...............            -           2,500
  Payments on long-term borrowings.................       (4,554)           (156)
  Proceeds from sale of common stock...............       59,568             326
                                                        --------        --------
      Cash provided by financing activities........       55,014          11,810
                                                        --------        --------
Effect of exchange rate changes on cash and cash
  equivalents......................................          107             242
                                                        --------        --------
Increase (decrease) in cash and cash equivalents...        9,118          (6,230)
Cash and cash equivalents at beginning of period...        5,687           8,681
                                                        --------        --------
Cash and cash equivalents at end of period.........     $ 14,805        $  2,451
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

The Company's business is highly seasonal. Operating revenues are concentrated principally in the quarters ending in February and May as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months and nine months ended May 31, 1996 are not indicative of operating revenues and results to be expected for a full fiscal year.

Acquisition of United AgriSeeds, Inc.
- -------------------------------------
In February 1996, the Company issued 4,453,334 shares of common stock to DowElanco in exchange for $26.4 million in cash and all of the shares in DowElanco's seed business, United AgriSeeds, Inc. ("UAS"). The principal seed products of UAS are corn and soybean. As of May 31, 1996 DowElanco owned 14,494,102 shares of the Company's common stock, or 47.31%, and may acquire additional shares of the Company's common stock subject to certain restrictions. The acquisition of UAS was accounted for as a purchase and, accordingly, the assets and liabilities of UAS are included in the Consolidated Balance Sheet as of May 31, 1996. The results of operations of UAS from the date of acquisition are reflected in the consolidated financial statements of the Company commencing with the third fiscal quarter. The acquisition resulted in a purchase price allocation to in-process technology of $2.6 million, which was written-off upon acquisition. The purchase price allocation is an estimate that is subject to final adjustments which are not expected to be material. The following consolidated, pro forma, unaudited summary of operations data for the nine months ended May 31, 1996 and 1995 assumes that the acquisition occurred on September 1, 1995 and 1994, respectively.


                                                   Nine months ended May 31,
                                                 ------------------------------
(In thousands, except per share data)                 1996             1995
                                                 -------------    -------------
Total revenues                                     $149,184          $132,277
Net income (loss) applicable to common shares      $(25,211)         $  4,537
Net income (loss) per common share                 $   (.91)         $    .19

These pro forma results may not be indicative of the results of operations that would have been reported if the transactions had occurred on the dates indicated, or which may be reported in the future. These results do not include the nonrecurring special charge of $2.6 million related to the write-off of acquired in-process technology.


Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed
- --------------------------------------------------------------------
The Company's Seed segment recognized impairment losses and exit costs totaling $11.7 million and $.9 million, respectively, during the quarter ended February 29, 1996 as a result of management's decision to dispose of or sell certain corn production plants and related assets that do not meet quality production standards in connection with a plan to upgrade the quality of seed production. The production plants are expected to be sold during 1996 and 1997. The fair values of the assets were based on letters of intent from prospective buyers and management estimates.

The impairment losses and exit costs are included in special charges in the Consolidated Statement of Operations. The carrying amount of the assets held for sale total $2.9 million, of which $1.7 million is included in other current assets and $1.2 million is included in other long-term assets in the Consolidated Balance Sheet at May 31, 1996. Exit costs totaling $.9 million are included in other current liabilities at May 31, 1996.


Purchase and Write-off of In-Process Technology
- -----------------------------------------------
In January 1996, the Company agreed to acquire certain rights in oil seed technology from a subsidiary of The Lubrizol Corporation ("Lubrizol") for $8.0 million. Of the $8.0 million in rights acquired, $7.2 million was allocated to certain technologies not yet completed and, therefore, was written-off as in-process technology on the acquisition date. The Company made an initial payment of $2.0 million and will pay $2.5 million and $3.5 million in January 1997 and 1998, respectively.


Common Shares Issued for Lubrizol's Interest in Mycogen Seeds and Conversion of
- -------------------------------------------------------------------------------
Preferred Stock
- ---------------
In January 1996, Lubrizol sold its 19.46% ownership interest in Agrigenetics, Inc. (d/b/a Mycogen Seeds) to the Company for 1,538,008 shares of common stock. In a simultaneous transaction, Lubrizol converted 3,158 shares of Series A
Senior Convertible Cumulative Preferred Stock, representing their entire interest in preferred stock, into 1,815,274 shares of common stock at a rate of $17.398 per share which was based on a premium of 25% over the average closing price of the Company's common stock for the 60 days prior to the conversion. At May 31, 1996, there were 3,940 shares authorized for issuance of Series A Preferred Stock, $.001 par value, and no outstanding shares. At August 31, 1995, there were 3,100 shares issued and outstanding to Lubrizol with an aggregate liquidation preference of $31 million.

In February 1996, Lubrizol sold its entire interest in the Company, 9,502,348 shares of common stock or 36.58%, to DowElanco for $126 million. DowElanco is a joint venture partnership between Dow Chemical and Eli Lilly and Company engaged in the discovery, development, manufacture and distribution of agricultural products used in crop protection and production, and for industrial pest control.


Supplemental Schedule of Non-Cash Investing and Financing Activities
- --------------------------------------------------------------------

In conjunction with the acquisition of UAS and the remaining ownership interest in Mycogen Seeds in 1996, and an acquisition in 1995, non-cash investing and financing activities were allocated as follows:

                                                    Nine months ended May 31,
                                                  -----------------------------
(In thousands)                                       1996               1995
                                                  ----------         ----------
Business acquisitions:
Fair value of assets acquired, other than cash     $ 55,692            $ 1,350
Liabilities assumed                                 (20,643)                --
Liabilities and acquisition costs incurred             (651)                --
Minority interest purchased from Lubrizol            21,406                 --
Common stock issued                                 (54,013)            (1,350)
                                                   --------            -------
Net cash paid for acquisitions                     $  1,791            $    --
                                                   ========            =======

Other non-cash investing and financing activities are as follows:

                                                    Nine months ended May 31,
                                                  -----------------------------
   (In thousands)                                    1996               1995
                                                  ----------         ----------
Technology rights acquired by incurring
   directly related liabilities                    $ 6,000             $    --
                                                   -------             -------
Dividends on preferred stock                       $   578             $ 1,120
                                                   -------             -------
Common stock issued upon conversion
   of convertible preferred stock                  $31,582             $    --
                                                   =======             =======

Inventories
- -----------
Inventories are comprised of:
                                                    May 31,          August 31,
(In thousands)                                       1996               1995
                                                   --------          ----------
Raw materials and supplies                         $13,614             $ 5,895
Work in process                                      4,033               3,578
Finished goods                                      14,880              24,160
                                                   -------             -------
  Total                                            $32,527             $33,633
                                                   =======             =======

Accumulated Depreciation and Amortization
- -----------------------------------------
Accumulated depreciation of property, plant and equipment was $17.7 million and $16.7 million at May 31, 1996 and August 31, 1995, respectively.

Accumulated amortization of intangible assets was $8.4 and $6.8 million at May 31, 1996 and August 31, 1995, respectively.


Income Taxes
- ------------
No provision for income tax is recognized for the three and nine months ended May 31, 1996 since the Company anticipates that the effective tax rate for the year ending August 31, 1996 will be zero due to the available net operating loss carryforwards.

Net Income  (Loss) Per Common Share
- -----------------------------------
Net income per share for the three months ended May 31, 1996 and 1995 is determined by deducting dividends on preferred stock from net income and dividing the net result by the weighted average number of common shares outstanding during the respective period. Common shares issuable under stock options were included in the computation of primary earnings per share if the dilutive effect was greater than 3%. Net income per common share assuming full dilution includes common shares issuable upon the exercise of stock options and the conversion of preferred stock into common stock. The computation excludes the effect of preferred stock dividends.

Net loss per common share for the nine months ended May 31, 1996 and 1995 is determined by deducting dividends on preferred stock from net loss and dividing the net result by the weighted average number of common shares outstanding during the respective period. Common shares issuable under common stock equivalents and convertible preferred stock are not included in the computation of net loss per common share because their effect was not dilutive.


Research and Development Arrangement
- ------------------------------------
In December 1995, the Company entered into an agreement with Pioneer Hi-Bred International Inc. ("Pioneer") to develop transgenic crops with insect resistance. Under the agreement, Pioneer purchased 3,000,000 shares of the Company's common stock for $30 million and provided $10 million in research and development funding. Pioneer will provide an additional $11 million in funding near the end of 1998. Pioneer will receive non-exclusive rights to all Bt crop protection technology and associated technologies codeveloped by the Company and Pioneer during the next 10 years. The Company and Pioneer are able to market their own products resulting from the collaboration, royalty-free, in North America. Pioneer will pay a royalty to Mycogen for jointly developed technology that it markets through seed products outside of North America. The Company has exclusive world wide rights to license jointly developed technology to third parties. No proprietary seed lines will be shared by the companies. Contract revenues recognized under this agreement totaled $.8 million and $1.5 million for the three and nine months ended May 31, 1996, respectively. Deferred revenues of $8.5 million are included in the Consolidated Balance Sheet at May 31, 1996.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

ACQUISITION
In February 1996, the Company acquired all of the shares of common stock of UAS. The assets and liabilities of UAS are included in the Consolidated Balance Sheet at May 31, 1996 and the results of operations from the acquisition date are reflected in the Company's Consolidated Statement of Operations commencing with the third quarter.

SEASONALITY
The Company's businesses are highly seasonal as described in each segment summary. Revenues, expenses, income and losses for the three and nine months ended May 31, 1996 are not indicative of the revenues, expenses and income or loss to be expected for a full fiscal year.

SUMMARY
Mycogen develops and markets value-added planting seeds for major agricultural crops and environmentally compatible biopesticide products and provides crop protection services to control pests and improve food and fiber production. The Company is organized into two business units, Seed and Crop Protection.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors. Varying climatic conditions can shift revenues between quarters. Operating revenues and seed costs are impacted by weather. Weather can influence pest populations, the effectiveness of pesticides and seeds, seed production yields, commodity prices, growers' planting decisions and other factors affecting revenues and costs. Operating revenues also depend on a number of other factors, including market acceptance of products, competition and U.S. and foreign government policies that affect crop acreage and farm income. Planted acreage is a key factor in determining volumes of seed, crop protection services and biopesticide products purchased by growers.

     Weather, competition, regulation and other external factors may affect Mycogen's ability to increase operating revenues and achieve profitability. The Company also must continue to invest in commercializing existing products and in discovery and development of new products, so the trend in losses from operations may continue.

SEGMENT OPERATING REVENUES AND OPERATING INCOME (LOSS)

                               Three months ended May 31,      Nine months ended May 31,
(In thousands)                     1996         1995               1996         1995
                                 --------     --------           --------     --------
Operating Revenues
  Seed                            $66,092      $44,439           $ 98,148     $68,944
  Crop Protection                  11,923       11,430             27,491      24,095
                                  -------      -------           --------     -------
Total Operating Revenues          $78,015      $55,869           $125,639     $93,039
                                  =======      =======           ========     =======

                                   Three months ended May 31,      Nine months ended May 31,
(In thousands)                         1996         1995              1996           1995
                                     --------     --------          --------       --------
Operating Income (Loss)
  Seed                                $ 2,258      $ 7,006          $(27,213)*     $ 2,473
  Crop Protection                         886          497            (1,339)       (2,898)
  Corporate                              (304)        (227)           (1,166)       (1,053)
                                      -------      -------          --------       -------
Total Operating Income (Loss)         $ 2,840      $ 7,276          $(29,718)      $(1,478)
                                      =======      =======          ========       =======

* The net operating loss for the Seed segment includes special charges of $22.9 million recorded during the second quarter of fiscal 1996.

                                  SEED SEGMENT

OPERATING REVENUES: Operating revenues increased for the three months and nine months ended May 31, 1996 over the same periods in 1995 from $44.4 million and $68.9 million to $66.1 million and $98.1 million, respectively. The acquisition of UAS accounted for $22.7 million of the increase in operating revenues for the quarter and year-to-date primarily in corn and soybean products. Higher sales of corn products resulting from more corn acreage planted this year coupled with higher sales of lead corn products NatureGard (Bt-based corn borer resistance and native resistance varieties) and Totally Managed Feedstuffs accounted for $4.3 million of the increase on a year-to-date basis. Droughts in Texas, Kansas and North Dakota resulted in winter wheat crops dying, causing wheat acreage to be replanted with sorghum thereby increasing sorghum sales $2.6 million and $3.3 million for the quarter and year-to-date, respectively. Soybean revenues increased $.8 million and $2.1 million on a quarter and year-to-date basis, respectively, largely due to a more aggressive sales and marketing focus in 1996 and cooler, wetter weather in certain areas which caused some farmers to switch crops from corn to soybean. Offsetting these increases were lower sunflower sales of $2.9 million and $3.5 million for the quarter and year-to-date due to less acreage planted this year resulting from heavy disease pressure in North Dakota and higher wheat and corn prices. The majority of Seed operating revenues are recorded during the second and third fiscal quarters. Second and third quarter operating revenues include estimates of seed product returns and the fourth quarter will include adjustments to reconcile those earlier estimates.

OPERATING INCOME (LOSS): Seed operating income for the three months ended May 31, 1996 decreased $4.7 million and operating losses for the nine months ended May 31, 1996, excluding special charges of $22.9 million, increased $6.8 million compared to the same periods in fiscal 1995. The majority of this decline in operating results, excluding UAS, is attributable to lower gross profit margins of $8.1 million and $7.3 million for the quarter and year-to-date, respectively. While operating revenues have risen, seed cost of goods sold as a percent of sales has increased. There are three major factors impacting seed costs; 1) how much the Company pays growers for its seed crop, 2) how efficiently plant capacity is utilized and 3) the amount of product discards and obsolescence ("D&O"). Last summer's dry spell, followed by early frosts reduced 1995 planting seed yields. This, coupled with an already low production plan, resulted in low plant utilization. While the Company anticipated higher seed costs resulting from the first two factors, the Seed segment experienced a much higher level of product D&O than originally expected. Due to a commitment by the Company to have consistent quality product performance, the Company decided to raise quality standards and, as a result, seed discards were higher than anticipated. D&O increased by $1.2 million and $4.3 million for the quarter and year-to-date, respectively, over the same periods in 1995. Higher expenses for sales and promotion efforts of $2.3 million, bad debt expense of $.8 million and legal fees of $1.2 million incurred to enforce the Company's patent position also contributed to the increase in operating loss on a year-to-date basis. It is expected that the Company will continue to incur legal expenses associated with the ongoing enforcement of its patent estate. This operating loss was offset by the acquisition of UAS which provided operating income of $5 million, excluding special charges, for the quarter and nine months ended May 31, 1996.

SPECIAL CHARGES: Special charges recognized during the second quarter of 1996 totaled $22.9 million and are comprised of impairment losses of $12.6 million related to the planned disposal and sale of certain corn production plant assets, write-offs of acquired in-process technology totaling $9.8 million related to certain rights in oil seed technology acquired from Lubrizol and related to the acquisition of UAS.

                            CROP PROTECTION SEGMENT

OPERATING REVENUES: Crop Protection operating revenues increased $.5 million and $3.4 million to $11.9 million and $27.5 million for the three months and nine months ended May 31, 1996, respectively, compared to the same periods last year. Biopesticides sales of new products, Mattch and Scythe(R), higher international sales of MVP(R) and increased shipments of MVP(R) powder to Kubota accounted for $1.7 million of the increase on a year-to-date basis. Lower sales of M-Pede(R) and M-Trak(R) in North America, attributable to the introduction of new chemistry products by competitors, offset $.5 million of this increase.
Soilserv accounted for the remainder of the increase on a quarter and year-to-date basis as a result of higher penetration into the crop protection markets in Arizona and drier weather in application areas that shifted a portion of Soilserv sales to earlier in the fiscal 1996 year. The majority of Crop Protection revenues are recorded during the third and fourth fiscal quarters.

OPERATING INCOME (LOSS): Crop Protection operating income increased $.4 million for the three months ended May 31, 1996 and operating losses decreased $1.6 million for the nine months ended May 31, 1996 compared to the same periods in fiscal 1995. The improvement in operating results on a quarter and year-to-date basis is mainly due to higher gross profits of $.7 and $2.3 million attributable to higher sales volumes during 1996 coupled with lower biopesticide manufacturing costs. Higher sales and marketing costs offset these profits by $.2 million and $.7 million for the quarter and year-to-date, respectively.

                              NON-OPERATING ITEMS

Non-operating income items for the quarter and nine months ended May 31, 1996 increased by $.6 million and $.5 million, respectively, compared to the same periods in 1995 due mainly to higher net interest income as a result of more cash available for investment during the year.

                        LIQUIDITY AND CAPITAL RESOURCES


The Company's cash, cash equivalents and securities available-for-sale increased by $36.6 million to $54.2 million during the nine months ended May 31, 1996. This increase was primarily due to proceeds of $30 million, $26.4 million and $3.2 million from the sale of common stock to Pioneer, DowElanco and employees, respectively, and $10.0 million in research funding from Pioneer. These proceeds were reduced by net cash used in operations of $18.2 million, cash used to pay $4.6 million of long-term debt, cash paid to Lubrizol for technology rights of $2 million, cash paid to DowElanco of $1.8 million in connection with the acquisition of UAS and capital expenditures which totaled $6.2 million. The Company has a $25 million bank line of credit facility, which expires November 30, 1996, to fund portions of its seasonal working capital needs, all of which was unused at May 31, 1996.

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

      In January 1996, the Company purchased certain rights in oil seed technology from a subsidiary of Lubrizol for $8.0 million of which $7.2 million of the value was assigned to in-process technology. The Company is currently evaluating program alternatives to arrive at a recommended level of funding and effort to commercialize this technology. In February 1996, the Company acquired in-process technology of $2.6 million associated with the acquisition of UAS. The Company expects funding necessary to commercialize this technology to approximate $2.5 million over the next three to five years. The funding and related efforts are within the normal course of research efforts typically required by the breeding and development programs at UAS.

      During the remainder of fiscal 1996 the Company expects to incur $7.1 million to modernize seed production facilities in addition to the remaining projected capital expenditures for fiscal 1996 of $1.1 million. The investment in this additional equipment is a result of the Seed segment's strategy to transition from a seller of low-cost generic products to proprietary, value-added seed products and a plan to upgrade the quality of seed production. The Company is also building a new headquarters for the Seed segment operations and expects to incur about $3.5 million during the next year for such construction. The Company will continue to pursue an aggressive acquisition and joint venture strategy for both the Seed and Crop Protection business units.

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

      The Company anticipates that its current cash position, and revenue from operations and contract and other revenues will be sufficient to finance working capital and capital requirements for the immediate future. However, the Company's capital requirements may vary as a result of competitive and technological developments, the timing of regulatory approval for new products and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital. However, there can be no assurance that the Company can raise additional capital under favorable terms, if at all.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On May 18, 1995, the Company's wholly owned subsidiaries Myocgen Plant Science, Inc. and Agrigenetics, Inc. filed a patent infringement suit against Monsanto Company ("Monsanto") in U.S. District Court in San Diego for infringement of Mycogen's patent issued on January 10, 1995 that covers methods of designing synthetic Bacillus thuringiensis ("Bt") toxin genes for higher expression in
          ----------------------
plants. The patent also claims specific gene products. The suit contends that Monsanto is infringing this patent in the development and now the sale of transgenic cotton, potato and corn seed that contain synthetic Bt genes. The suit also contains multiple state law claims for unfair competition. Several motions have been ruled on by the court including a motion on the applicability of 35 USC 271(g) to products made by a process patented in the U.S. but which have been made before the issuance of the patent. The court ruled in favor of Monsanto on the 271(g) issue stating that 271(g) does not apply 'retroactively' to products made before the issuance of the patent. Mycogen plans on appealing this aspect of the decision but there are two remaining motions before the court which have to be ruled on before the appeal can begin.

On October 31, 1995, the Company filed a declaratory judgment action in the United States District Court in San Diego against Plant Genetic Systems N.V. and Plant Genetic Systems (America), Inc. (collectively, "PGS"). This declaratory judgment action seeks to invalidate two PGS patents, one of which is directed to plant cells containing shortened Bt genes and the other to shortened Bt genes. The Company's declaratory judgment action also seeks a declaration that the Company's seed corn product with Bt-based insect resistance does not infringe on these PGS patents. Also pending is a patent infringement suit filed by PGS on October 18, 1995 against the Company and Ciba-Geigy Corporation ("Ciba-Geigy") in the United States District Court in North Carolina. PGS' patent infringement suit alleges that the Bt-based insect resistant seed corn products being sold by the Company and Ciba-Geigy infringe one of the PGS patents involved in the Company's declaratory judgment action pending in the United States District Court in San Diego. The Company is vigorously pursuing its action against PGS in the United States District Court in San Diego and vigorously defending against the infringement action in the United States District Court in North Carolina. Recently, the Court in North Carolina denied the Company's motion to dismiss the case or transfer it to San Diego.

On March 20, 1996, Monsanto filed suit against the Company and Ciba-Geigy alleging that the first seed corn products being sold by the Company and Ciba-Geigy with Bt based insect resistance infringe on a Monsanto patent on a particular modified DNA sequence. The Company is vigorously defending against this infringement action.

On April 2, 1996, the California Court of Appeal reversed a lower court ruling and affirmed that Mycogen Seeds is entitled to exercise options to license certain herbicide tolerance and insect resistance technology from Monsanto. The California Supreme Court denied Monsanto's appeal to review the appellate court's decision. The options give the Company the right to license Monsanto's Roundup Ready (R) herbicide tolerance technology in cotton, corn and (rape) oil seed, and Bt insect resistant gene technology for corn on "terms as favorable as any other third party licensee." On May 8, 1996, the Company filed suit, seeking actual and punitive damages from Monsanto Company for breach of contract and interference with the Company's seed business.

On May 1, 1996, DeKalb filed suit against the Company and Ciba-Geigy in Federal District Court in Illinois, alleging that the Company's and Ciba-Geigy's seed corn products with Bt based insect resistance infringe DeKalb patents covering Bt and glufosinate herbicide tolerance in corn. The Company is vigorously defending against this infringement action.


Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits
              Exhibit 11 - Statement re Computation of Per Share Earnings
              Exhibit 27 - Financial Data Schedule. See Exhibit 27 attached hereto.

         b) Reports on Form 8-K

              Current report on Form 8-K/A was filed on April 25, 1996 to amend the Form 8-K filed February 29, 1996, reporting the Company's acquisition of UAS, to include Item 7. Financial statements and Exhibits.


SIGNATURES
- ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Mycogen Corporation
                                -------------------
                                   (Registrant)


Date:  July 12, 1996            /s/ James A. Baumker
       -------------            ------------------------
                                James A. Baumker
                                Executive Vice President
                                Chief Financial Officer