Form 10-K
period 1996-08-31
MYCOGEN CORP
filed 1996-11-13
CIK 813742

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K
(Mark One)

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ------    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For fiscal year ended August 31, 1996.

                                      OR

  ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ______________ to ______________.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of September 30, 1996, was approximately $156,325,079. For the purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the Registrant have been deemed to be owned by affiliates.

  The number of shares outstanding of the Registrant's Common Stock as of September 30, 1996, was 30,695,850.

Documents Incorporated by Reference
-----------------------------------

  Portions of the Registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held on December 12, 1996, are incorporated by reference in Part III.

                                    PART I

ITEM 1.  BUSINESS

  Mycogen Corporation, a California corporation (the "Company" or the "Registrant") is a diversified agricultural biotechnology company that develops and markets technology-based products and provides crop protection services to control agricultural pests and improve food and fiber production. The Company has two business segments, both wholly-owned subsidiaries: Agrigenetics, Inc., doing business as Mycogen Seeds ("Mycogen Seeds") and Mycogen Crop Protection, Inc. ("Mycogen Crop Protection"). Mycogen Seeds produces and markets seeds for major agricultural crops and uses biotechnology and traditional and marker-assisted breeding techniques to develop improved crop varieties with genetically enhanced pest-resistance and other value-added characteristics. Mycogen Crop Protection develops, manufactures and markets microbial and fatty acid based biopesticide products and operates Soilserv, Inc. ("Soilserv"), a wholly-owned subsidiary of Mycogen Crop Protection. Detailed financial information regarding Mycogen Seeds and Mycogen Crop Protection can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Mycogen was originally incorporated in California in December 1982. In November 1986, the Company reincorporated in Delaware. In October 1995, it again reincorporated in California. Mycogen's headquarters are located at 5501 Oberlin Drive, San Diego, California 92121-1718; its telephone number is (619) 453-8030. Unless otherwise indicated by the context, "Mycogen" and the "Company" refer to Mycogen Corporation and its consolidated subsidiaries.

RECENT ACQUISITIONS - In February 1996, Mycogen acquired United AgriSeeds, Inc., a Delaware corporation ("UAS"), and a subsidiary of DowElanco. The acquisition of United AgriSeeds strengthened Mycogen's platform for commercializing proprietary, genetically-enhanced seed products. In September 1996, after the end of the Company's fiscal year 1996, Mycogen purchased all of the common stock of Santa Ursula S.A.A.I.C. e I., the third largest seed company in Argentina, which does business as Morgan Seeds ("Morgan Seeds"). The acquisition of Morgan Seeds provides a base from which the Company can develop and commercialize seed products under the Morgan(R) brand in South America.

STRATEGIC ALLIANCES - In December 1995, the Company entered into a technology collaboration with Pioneer Hi-Bred International, Inc. ("Pioneer") to develop multiple transgenic crops with pest resistance.

  In February 1996, the Company, DowElanco and The Lubrizol Corporation ("Lubrizol") completed transactions through which Mycogen acquired DowElanco's seed business, United AgriSeeds, and DowElanco took a 46% equity interest in Mycogen. As part of this alliance, Mycogen and DowElanco entered into a technology agreement to develop and commercialize transgenic traits targeting agricultural inputs, such as insect resistance, and agricultural outputs, such as specialty oils and grain.

  In October 1996, the Company signed a letter of intent to enter into a strategic alliance with Verneuil Holding, S.A. ("Verneuil"), a major European seed company. Under such letter of intent, Mycogen and Verneuil have agreed to form separate joint ventures to develop and commercialize oil seed crops and seed corn resistant to European corn borer. The agreements call for Mycogen to exchange its existing European Seed business and other assets for an 18.75% interest in Verneuil and to obtain an option to purchase another 16.25% of Verneuil stock owned by DowElanco.

  Further information regarding the Company's strategic alliances and acquisitions of strategic assets and steps towards developing a global seeds business is contained in the Summary section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company also is pursuing opportunities to use its intellectual property technology and expertise to obtain seed germ plasm and other strategic assets.

COMPANY TRADEMARKS - The following are trademarks of the Company:

  Mycogen(TM), Mycogen Corporation(R), CellCap(R), Cocciprobe(TM), CropServ(TM), DeMoss(TM), M(R) and design, Mattch(TM), M-C(TM), M-Pede(R), M-Peril(R), M-Press(TM), M-Trak(R), MVP(R), Parasitix(TM), ParaVet(TM), Safecide(TM), Scythe(TM), SoilServ(R), Thinex(TM), XCP(TM) and XPO(TM) are trademarks of Mycogen Crop Protection.

  Agrigenetics(R), Allegro(TM), Chieftan(R), Field and Future(TM), Flavor Runner(TM), Fresh Runner(TM), G&A(R) and design, Golden Acres(R), GroAgri(R), Growers(R), Heritage(R), K(R) and design, Keltgen(R), Kow Kandy(R), Lynks(R), M(R) and design, Mycogen(R), NatureGard(TM), ORO(R), Sigco(R), Totally Managed Forages(R), Totally Managed Feedstuffs(R) and TMF(TM) are trademarks of Mycogen Seeds.

  Morgan(R) is a trademark of Morgan Seeds.


BUSINESS STRATEGY

  The Company's strategy is to continue using biotechnology and other advanced techniques to develop new and improved products for its seed and crop protection businesses, and to leverage its technology through strategic transactions to strengthen and expand those businesses. Mycogen is using its proprietary Bacillus thuringiensis ("Bt") biotoxin gene technology both to develop transgenic crop varieties with built-in insect resistance and to expand its portfolio of biopesticide products. The Company also is using other advanced plant science technology to develop crop varieties with improved oil, nutritional and other agronomic characteristics. Mycogen believes that it has a strong proprietary position for its Bt and plant science technology.

INDUSTRY BACKGROUND

  Agricultural biotechnology is creating products that improve crop production; extend product shelf life; enhance protein, starch and other nutritional properties; improve yield of compounds such as waxes, esters and oils for industrial applications and reduce production costs and risks. Mycogen believes that current and future biological crop protection will manifest itself principally through genetically engineered, pest-resistant crop varieties for large acreage crops such as corn, cotton, soybean, sunflower, canola and alfalfa, and through spray-on biopesticide products for smaller acreage crops such as fruits, vegetables and vines.

  Seeds that carry built-in pest resistance reduce or eliminate the need for pesticide applications, significantly reducing production input and labor costs. Mycogen believes that farmers will use both pest-resistant crop varieties and spray-on pesticides, including biopesticides, as part of integrated pest management programs to control pests and to avoid or delay the development of pest tolerance to any single pest control mechanism.

  The Company estimates that U.S. farmers annually purchase approximately $3.5 billion of planting seed, including approximately $1.9 billion of hybrid seed corn, $890 million of soybean seed, $140 million of alfalfa seed, $100 million of cotton seed, $74 million of hybrid sorghum seed and $18 million of hybrid sunflower seed. U.S. farmers annually spend over $6 billion on pesticides to protect their crops, including $600 million on insecticides to protect corn and cotton crops alone. Despite these pesticide expenditures, destructive pests cost U.S. farmers billions of dollars each year in lost yields.

  Many chemical pesticides have efficacy, environmental or regulatory disadvantages. Virtually all major pests have developed tolerance to one or more classes of chemical insecticides that previously were effective in controlling them. In addition, chemical pesticides often suppress beneficial insect populations. As pest populations develop pesticide tolerance, and as beneficial insect populations are reduced, farmers must apply more chemical pesticides. This raises environmental and food and worker safety concerns and ultimately renders the pesticides obsolete.

  The Company believes that the use of genetically engineered pest-resistant crop varieties and biopesticides will continue to increase because they offer four major advantages over chemical pesticides: 1) they do not contaminate the environment, soil or ground water; 2) they do not harm beneficial insects that naturally suppress pest populations; 3) they have unique modes of action that make them effective against pests that have developed tolerance to chemical pesticides and 4) they do not leave undesirable residues in food crops. Furthermore, genetically engineered pest-resistant crop varieties do not require application of chemical pesticides, thereby saving farmers fuel and labor costs, reducing trips over the field which decreases the chance of soil compaction and eliminating the need to coordinate timing of pesticide applications.

  Concerns over the safety of chemical pesticides and their impact on the food supply, environment and agricultural workers have led the EPA to prohibit or restrict the use of many chemical pesticides. This has created opportunities for replacement products, including pest-resistant plants and biopesticides.

SEED BUSINESS

  Mycogen Seeds is the sixth largest producer and marketer of planting seeds in the United States. Hybrid seed corn accounts for the majority of Mycogen Seeds' planting seed sales. Other key seed products include soybean, hybrid sunflower, hybrid sorghum and alfalfa. Most of these seeds are produced under annual contracts with independent growers. The seed is dried and treated at Company-owned production facilities and on a contract basis with third parties and packaged and sold through an extensive seed sales organization. In North America and in certain other regions of the world, the Company markets its seeds under the single brand of "Mycogen(R)".

  Mycogen uses traditional and marker-assisted plant breeding to obtain pest resistance and other value-added characteristics from native plant sources, and is breeding those characteristics into elite plant parent lines for its seed products. Seed products incorporating pest resistance and other value-added characteristics are being commercialized through Mycogen Seeds.

  Mycogen's primary near-term seed product development focus is on corn, cotton, soybean, sunflower, canola, sorghum and alfalfa, all of which generate significant seed and/or pesticide sales. In August 1995, the Company received U.S. Environmental Protection Agency (the "EPA") approval to commercialize corn hybrids genetically engineered with a Bt gene that causes the plants to produce a protein that makes them resistant to European corn borer.

RESEARCH, PRODUCTION AND MARKETING - Mycogen Seeds owns or leases research and production facilities in California, Georgia, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Nebraska, Puerto Rico, Texas and Wisconsin. These facilities, along with contract growing arrangements in the U.S. and Canada, give the Company the geographic dispersion required to produce and market crop varieties suitable for virtually all important North American agricultural regions. Mycogen Seeds markets its seed products in North America through a network of more than 100 sales managers and approximately 6,300 farmer/sales representatives and professional agricultural retail outlets. Outside North America, the Company markets seeds primarily through local distributors. In France, Italy and Argentina, Mycogen Seeds also produces and markets its products through wholly-owned subsidiaries.

PRODUCT DEVELOPMENT AND APPLIED TECHNOLOGY - The Company's business strategy is to develop differentiated, value-added seed products to meet the needs of the agriculture and food industries. Mycogen believes that by providing seed products such as corn, cotton, soybean, sunflower, canola and alfalfa with pest-resistance and other value-added characteristics, it can expand its market share. The Company also produces specialty vegetable oil from sunflower for AC Humko Corp. ("AC Humko"), a major supplier of specialty oils and food ingredients.

  In addition to extensive plant breeding programs in corn, soybean, cotton and sunflower to improve yield and other agronomic characteristics, the Company is pursuing numerous plant product development and applied technology opportunities as follows:

PROGRAM                          COMMERCIAL OPPORTUNITY                      TARGET CROPS
------------------------------------------------------------------------------------------------------------------------------------

Pest Resistance Via Plant       Yield improvement and displacement           Corn, cotton, soybean,
Transformation and              of certain chemical  pesticides              sunflower, alfalfa, canola
Marker Assisted Breeding                                                     and sorghum
------------------------------------------------------------------------------------------------------------------------------------

Herbicide Tolerance Via         Improved efficiency and weed control         Corn, cotton and canola
 Plant Transformation
------------------------------------------------------------------------------------------------------------------------------------

Nutritional Improvement         Nutritional improvement of animal            Corn
of Animal Feedstuffs            feedstuffs and specialized corn for silage
                                production
------------------------------------------------------------------------------------------------------------------------------------

Specialty Oils                  Specialty oil and food ingredients           Sunflower, corn and
                                                                             canola
------------------------------------------------------------------------------------------------------------------------------------


PEST RESISTANCE VIA PLANT TRANSFORMATION AND MARKER ASSISTED BREEDING - This program uses advanced plant science and gene technology to transform genetic material from bacteria, plants and other sources into the genomes of target crops. Mycogen's primary current focus is on genes isolated from strains of Bt that cause transformed plants to produce proteins that are toxic to pests. Bt genes that produce proteins toxic to certain insects and non-insect pests, including Lepidoptera (worms and moths) and Coleoptera (beetles), have been isolated, restructured for efficient plant expression and inserted into several crop varieties. The first product of this development effort is hybrid seed corn with Bt-based resistance to European corn borer, a pest that costs farmers in the United States and Europe hundreds of millions of dollars in yield losses each year. Mycogen Seeds introduced these seeds commercially in 1996 and has produced significantly larger quantities available for sale in 1997.

  Mycogen, in 1995, entered into a 10-year technology collaboration with Pioneer to develop Bt-based pest resistance in corn, soybean, canola, sunflower, sorghum and wheat, which collaboration has allowed Mycogen to accelerate product development programs in such crops. The Bt gene sequences that produce these pest-resistance traits are covered by issued or pending patents.

  The Company also is developing and marketing products with pest resistance derived from native plant sources. Using marker-assisted breeding technology, Mycogen has identified and tracked separate multigenetic resistance traits for European corn borer. The Company has bred the multigenetic trait for European corn borer into its elite commercial corn parent lines, and resulting resistant corn hybrids have been sold commercially for the past four years.

HERBICIDE TOLERANCE VIA PLANT TRANSFORMATION - This program uses advanced plant science and gene technology to insert genetic material into the genomes of target crops to enable them to withstand herbicide treatments used to kill weeds that interfere with production and reduce yield. In April 1996, the California Court of Appeal affirmed Mycogen Seeds' right to exercise options to license Monsanto's Roundup Ready(R) herbicide tolerance technology for corn, cotton and oilseed rape (canola). The Company is in the process of obtaining that technology from Monsanto and negotiating commercial licenses.

NUTRITIONAL IMPROVEMENT OF ANIMAL FEEDSTUFFS - This program has developed and launched a new hybrid corn product developed especially for the silage corn market. Silage corn is used directly as an animal feedstuff. Prior to the Company's development of these products, it was necessary for farmers interested in producing corn silage to utilize grain hybrids poorly adapted for this purpose. The newly developed TMF(TM) (for Totally Managed Feedstuffs) corn hybrids are characterized by their tall stature, additional leaf material produced on each stalk and high biomass production per acre. In addition, these varieties produce large ears and have a high relative proportion of grain in the resulting silage. Farmers have reported to the Company that silage produced from these varieties has superior nutritional qualities that contribute to increased milk and beef production.

SPECIALTY OILS - Mycogen Seeds has developed sunflower, rape (canola) and corn with genetically enhanced oil properties. In 1996, the Company acquired rights to oilseed technology for those three crops that it had developed jointly with SVO Specialty Products, a subsidiary of Lubrizol. In addition to producing and marketing seeds for these crops, Mycogen has forward-integrated into production of crude high oleic sunflower oil for AC Humko. Also in 1996, Mycogen entered into a collaborative program with DowElanco Canada, Inc., a wholly owned subsidiary of DowElanco, to conduct a joint breeding program and investigate and develop value-added traits in canola. The Company has targeted other specialty oil opportunities that would be of interest to food ingredient suppliers/purchasers. These projects, currently in a research phase, address opportunities for reduced or no saturate vegetable oils, new feedstocks for all natural hard butters where chemical modification (such as hydrogenation) of the fats, can be reduced or eliminated, and fats tailored for use by the confection industry as substitutes for cocoa butter.

CROP PROTECTION BUSINESS

  Biopesticide products embodying Mycogen's core technology are sold to crop protection markets through Mycogen Crop Protection. Mycogen intends to broaden its participation in the crop protection industry by continuing to refine and apply its technology to better meet the needs of the market and by pursuing strategic transactions and acquisitions.

BIOPESTICIDE PRODUCTS - The Company currently markets seven environmentally compatible biopesticide products. These products are based on natural agents such as microorganisms and fatty acid compounds that, in general, have specific toxic activity on target pests and are not harmful to mammals, fish, birds and beneficial insects. In addition, because biopesticides have unique modes of action, they often are effective in controlling pests that have developed tolerance to chemical pesticides.

  The Company's Bt-based biopesticides are derived from strains of Bt that produce proteins that are toxic to specific pests. Mycogen's Bt-based biopesticides utilize the Company's proprietary CellCap(R) technology, which encapsulates Bt toxin proteins inside cells of genetically engineered bacteria. The Company believes that its CellCap(R) encapsulation technology offers two important advantages over conventional Bt products: 1) it prolongs insecticidal activity, resulting in superior crop protection and 2) it yields superior product formulations that facilitate production and application.

  The Company's fatty acid based biopesticides are derived from generally inexpensive natural sources, such as coconut, palm, sunflower and tall oil and tallow from animal fats. Fatty acid pesticides disrupt or destroy membranes of soft-bodied insects, weeds and microbial plant pathogens.

BIOPESTICIDE MARKETING AND COMMERCIAL DEVELOPMENT - Mycogen Crop Protection's marketing and commercial development staff is responsible for commercializing Mycogen's biopesticides worldwide, and for cooperative development and marketing efforts in Japan through collaborations with Kubota Corporation ("Kubota") and Japan Tobacco, Inc. Biopesticide products are sold through established agricultural product distributors in the U.S. and many other countries. Also, the Company has entered into a distribution agreement with Farnam Companies, Inc. to sell its Scythe(R) Herbicide into the U.S. home and garden market.

PRODUCT DEVELOPMENT AND APPLIED TECHNOLOGY - The Company has used two distinct technologies to develop its biopesticides: Microbial Biopesticide Technology and Fatty Acid Technology.

MICROBIAL BIOPESTICIDE TECHNOLOGY - Mycogen's microbial bioinsecticide products and technology are based on two key components: 1) discovery, selection and enhancement of biotoxins that are active against commercially important pests and 2) the Company's proprietary CellCap(R) encapsulation delivery system.

  Certain naturally occurring microorganisms produce biotoxins that are toxic to specific pests when ingested. The primary current source of such biotoxins is varietal strains of Bt. Mycogen researchers have found Bt strains with pesticidal activity against a broad range of pests. Several Bt strains discovered by Mycogen and others are active ingredients for commercial pesticide products.

  Unlike chemical pesticides, Bt biotoxins are active only when consumed by the target pest. Field experience has demonstrated that these products are effective in controlling some pests that have developed tolerance to certain chemical pesticides and extensive toxicology testing has shown that Bt biotoxins are nontoxic to mammals, wildlife and other non-target species, including certain beneficial insects.

  Biotoxins generally degrade rapidly, leaving little or no residue in food, ground water or soil. While this short duration of activity makes them environmentally compatible, historically it has limited their practical use as commercial pesticides. To prolong biotoxin activity in the field, Mycogen developed and patented the CellCap(R) delivery system, which employs cells that have been killed and stabilized to serve as microcapsules to protect fragile biotoxin crystals that have been produced by and accumulated within the cells.

  Mycogen has identified Bt strains with pesticidal activity against caterpillars, beetles, weevils, parasitic plant and animal nematodes, protozoan pathogens, grubs, mites, liver flukes and adult houseflies.

FATTY ACID TECHNOLOGY - Fatty acids disrupt or destroy cellular membranes of soft-bodied insects, plants and microbial plant pathogens, such as fungi. The pesticidal benefits of fatty acids are based on four key properties: 1) they act rapidly on contact, 2) they have a unique mode of action, 3) they use naturally occurring active ingredients and 4) treated areas require limited worker safety re-entry restrictions. These characteristics make fatty acid pesticides useful in targeted markets. For example, the contact activity of fatty acids has been shown to enhance the efficacy of certain synthetic chemical pesticides. By using tank mixes of fatty acids and other chemicals, growers can reduce treatment costs, lower the synthetic chemical load on the environment and prolong the usefulness of their pest control tools by managing resistance.

MICROBIAL BIOPESTICIDE MANUFACTURING - Mycogen's microbial biopesticide products are manufactured through a large-scale fermentation process. After fermentation, the mass-produced microorganisms are killed and harvested for product formulation. These products use virtually the entire fermentation biomass, very little, if any, purification is required. The concentrated microorganisms can be processed in either a liquid or dry product formulation.

  Product formulations and manufacturing processes for all microbial biopesticides are developed at Mycogen's San Diego research facility. Once the basic process is developed, it is scaled up in the Company's pilot plant. This facility has sufficient capacity to produce quantities of material required for small scale field trials. Once a process is proven at the pilot plant scale it is available for transfer to Mycogen's manufacturing facility for commercial scale-up. To implement a high-yield fermentation process, Mycogen entered into a long-term exclusive manufacturing agreement with Enzyme Bio-Systems, Ltd. ("EB"), a wholly-owned subsidiary of CPC International, Inc. Under the manufacturing agreement, EB added dedicated fermentation capacity and certain equipment at its Beloit, Wisconsin, facility to support the production, recovery, formulation and packaging of Mycogen's microbial products. Capital funding of $11.2 million was provided by Mycogen. Mycogen pays EB the actual costs of manufacturing, plus a fee based on the number of units produced.

        BIOPESTICIDE PRODUCTS REGISTERED BY THE EPA FOR COMMERCIAL USE


PRODUCT AND BIOTOXIN                  TARGET PEST                         MARKET
M-C(TM)1 (Bt)                   Army worm, diamond back moth,             Various, including  vegetables
                                common cut worm and cotton                and cotton
                                leafworm
------------------------------------------------------------------------------------------------------------------------------------

MVP(R) (Bt)                     Leaf-eating caterpillar pests             Cotton, tree fruits and vines
------------------------------------------------------------------------------------------------------------------------------------

M-Peril(R) (Bt)                 European corn borer                       Corn
(solid granules)
------------------------------------------------------------------------------------------------------------------------------------

Mattch(TM) (Bt)                 Leaf-eating caterpillar pests             Vegetables and nursery crops
------------------------------------------------------------------------------------------------------------------------------------

M-Pede(R) (Fatty acid)          Soft-bodied insects and                   Fruits, vegetables,  grapes and
                                powdery mildew                            ornamentals
 -----------------------------------------------------------------------------------------------------------------------------------

Scythe(R) Herbicide             Broad spectrum of weeds                   Horticulture and landscape
(fatty acid)                                                              management
------------------------------------------------------------------------------------------------------------------------------------

Thinex(TM) (fatty acid)         Blossom thinner                           Apples, pears and stone fruits
------------------------------------------------------------------------------------------------------------------------------------

/1/ EPA registration pending.

FATTY ACID PRODUCT MANUFACTURING - Mycogen manufactures its fatty acid based biopesticide products under short-term toll manufacturing agreements.

MANUFACTURING CAPACITY - The Company believes that its current manufacturers have adequate capacity to meet Mycogen's product needs for the foreseeable future, and that the required raw materials for all of its biopesticides are readily available. Shortages of these raw materials that might materially affect availability or cost are not anticipated.

SOILSERV - CROP PROTECTION SERVICES - Soilserv, founded in 1945 and acquired by Mycogen in 1991, provides customized crop protection services to growers of high value crops in California and Arizona. Soilserv monitors fields, recommends and supplies pest control products and applies such products, principally in the Salinas Valley, California, and Yuma, Arizona, regions, and provides notifications and files documents regarding pesticide applications as required by state and local agencies.

  Soilserv has developed customized spray rigs and other application equipment for specific vegetable crops, and uses a proprietary database system to verify that pesticide recommendations made by its licensed pest control advisors to its grower customers comply with EPA, state and local government regulations.

  Mycogen is evaluating opportunities to provide crop protection services similar to those offered by Soilserv in other geographic areas where high value crops are grown.

PATENTS AND PROPRIETARY TECHNOLOGY

  As of August 31, 1996, Mycogen held 123 U.S. patents and more than 271 foreign patents not including patents that have been reassigned or abandoned. The Company has filed and is pursuing 115 additional patent applications in the U.S., with corresponding applications pending in other countries. In addition to patents, the Company relies on trade secrets and proprietary information to protect its technology.

PLANT SCIENCE PATENTS - As a result of research conducted by Agrigenetics Corporation, a Delaware corporation (now Mycogen Seeds) in the 1980's, the Company has applied for, and in some cases been granted, fundamental patents in key technical areas. Mycogen's patents and patent applications include claims to a number of plant science inventions and discoveries, such as insect-resistant plants utilizing Bt genes, plant transformation systems and the synthesis of Bt genes to optimize expression of pesticidal proteins in plants.

  In January 1995, Mycogen received a broad U.S. patent covering its method of modifying Bt gene sequences to make them resemble those of the plants into which they are to be inserted. Such modifications improve Bt genes' efficiency in producing pesticidal proteins. In December 1995, the Company received European patents covering Mycogen's method of modifying Bt genes to resemble plant genes and to modified genes and transgenic plant cells developed by using such a method. Several major crop plants, including corn, cotton, canola, potatoes and tomatoes, have been transformed with synthetic Bt genes by Mycogen and other companies, and Bt corn seeds were introduced commercially in 1996. On October 22, 1996, Mycogen received two additional patents relating to synthetic Bt genes technology. The patents include "composition of matter" claims to modified Bt genes, plant cells transformed with such genes and transgenic plants and resulting planting seeds containing the modified genes.

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

GOVERNMENTAL REGULATION AND PRODUCT REGISTRATION

  Agricultural biotechnology comes under the jurisdiction of three federal regulatory agencies: the Food and Drug Administration ("FDA"), the EPA and the United States Department of Agriculture ("USDA"). Agency jurisdiction generally is a function of three factors: 1) the particular substances or products involved (for example, grains), 2) the uses and other purposes of such products and 3) the commercial activities involved (for example, research, field testing, production and distribution).

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

SEASONALITY OF BUSINESS

  Information regarding the seasonality of Mycogen's business can be found in the Summary section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BACKLOG

  Mycogen's distribution and marketing practices do not require an extraordinary amount of working capital. The Company maintains inventory to meet customer requirements. Mycogen Crop Protection and Mycogen Seeds do not manufacture biopesticide and seed products against a backlog of firm orders, and instead, inventory levels are geared primarily to projections of future demand. The Company generally is not dependent upon one customer or a group of customers and has no material contracts with the U.S. government or with any state, local or foreign government.

RESEARCH AND DEVELOPMENT

  Mycogen's product development programs involve a significant level of research and development activity. Company sponsored research and development expenses totaled $19.2 million for Mycogen's fiscal year ended August 31, 1996. For the two comparable fiscal years ended August 31, the Company-sponsored research and development expenses were $18.2 million in 1995, and $13.5 million in 1994.

COMPETITION

  The Company faces intense competition. Competition in planting seeds is based primarily on price, crop yields, other crop performance characteristics, including crop resistance to disease and pests, and customer service. Competition in biopesticides is based primarily on efficacy, price, ease of application and safety.

COMPETITION IN SEEDS - Mycogen believes that it has three categories of competitors in planting seeds: large, multinational seed companies, smaller regional seed companies and agricultural biotechnology companies engaged in the development of new, genetically engineered crop varieties.

  The planting seed industry is dominated by large multinational companies located in the U.S. and Europe. These include Pioneer, the world's largest seed company, DeKalb Genetics Corporation ("DeKalb"), Sandoz Holding AG, Ciba-Geigy Corporation, Limagrain and others. These firms generally operate throughout the world and have substantial financial and marketing resources, as well as extensive research, plant breeding and production facilities and expertise.
Some of these companies and a number of others have significant plant biotechnology research programs to develop new crop varieties that are genetically enhanced for increase yield, pest- or disease-resistance and other value-added characteristics.

COMPETITION IN BIOPESTICIDES - Mycogen believes that it has three categories of competitors in biopesticides: large chemical pesticide companies, established companies with biopesticide product lines and other companies developing new biopesticide products. The pesticide industry is dominated by large chemical companies located in the U.S. and Europe. These firms generally operate throughout the world and have extensive financial and marketing resources as well as extensive product registration experience and highly efficient manufacturing capabilities. Some chemical pesticide companies have added biopesticide products to their product lines. These include Abbott Laboratories, Sandoz A.G. and Ciba-Geigy Corporation, all of which are large multinational firms with substantial financial resources and, in certain cases, large-scale fermentation manufacturing capabilities and extensive experience in formulating biopesticide products.

HUMAN RESOURCES

  As of August 31, 1996, the Company had 887 employees. The Company's management believes that it maintains positive relations with its employees.

ITEM 2.  PROPERTIES

  The Company owns its principal executive and administrative facilities located in San Diego, California. In addition, Mycogen owns its principal biopesticide research and development facilities located in San Diego, California, that are used by Mycogen Crop Protection. The Company also owns office, warehouse and formulation facilities located in Salinas, California, as well as several smaller satellite facilities in the Salinas area, that are used by Soilserv.

  Mycogen's seed production, conditioning and storage facilities are located in the U.S., Argentina, France and Italy. The Company owns and maintains seed research, production, warehouse, distribution or administrative space in the U.S. at the following principal locations which are used primarily by Mycogen
Seeds: Marshalltown and Vinton, Iowa; Breckenridge, Hastings and Olivia, Minnesota; Leland, Mississippi; York, Nebraska; Dumas, Texas and Prescott, Wisconsin. Mycogen is currently building executive and administrative facilities for Mycogen Seeds in Eagan, Minnesota, which is scheduled to be completed in November 1996. In addition, Mycogen Seeds leases field plant research and storage facilities in Woodland, California; Griffin, Georgia; Lincoln and Savoy, Illinois; Indianapolis, Indiana; Huxley and Schaller, Iowa; Grand Island, Nebraska; Plainview, Texas and Arlington and DeForest, Wisconsin.

  Mycogen Seeds also operates facilities for seed research, production, warehouse, distribution or administrative space at the following foreign locations: Buenos Aires, Colon, Laguna Blanca, Sampacho, San Isidro and Venado Tuerto, Argentina; Chatham, Ontario, Canada; Blois, Pau, and Toulouse, France; Ferrara, Italy and Santa Isabel, Puerto Rico.

  The Company believes that its present facilities are adequate to maintain its businesses.

ITEM 3.  LEGAL PROCEEDINGS

  On May 19, 1995, Mycogen's subsidiary, Mycogen Plant Science, Inc. ("MPSI"), filed suit in Federal District Court in San Diego, California, claiming that Monsanto Company's ("Monsanto") use of synthetic Bt genes to develop and sell seeds for insect-resistant plants infringes Mycogen's U.S. patent covering the process used to synthesize Bt genes. Certain claims within that suit were dismissed by the court in 1995, and others still are pending.

  On October 31, 1995, Plant Genetic Systems NV ("PGS") filed suit in the Central District of North Carolina, claiming that Bt corn seed products developed by Mycogen and Ciba Seeds infringe PGS's U.S. patent covering plants containing truncated Bt genes. On August 13, 1996, PGS amended its lawsuit against Mycogen by adding newly issued patent 5,545,565 relating to the truncated Bt(2) gene sequence.

  On March 19, 1996, Monsanto filed suit in Federal District Court in Wilmington, Delaware, claiming that Mycogen's and Ciba Seeds' Bt corn products infringe Monsanto's U.S. patent covering a modified Bt DNA sequence used to make plants insect-resistant.

  On April 30, 1996, DeKalb filed suit in Federal District Court in Rockford, Illinois, claiming that Mycogen's, Ciba Seeds' and Pioneer's Bt seed corn products infringe DeKalb's patents covering Bt insect resistance and glufosinate herbicide tolerance in corn. On May 1, 1996, Mycogen Seeds filed a declaratory judgment action in Federal District Court in San Diego, stating that its Bt seed corn does not infringe DeKalb's patents. That case was transferred to Rockford, Illinois, for consolidation with the DeKalb lawsuits against Mycogen.

  On April 3, 1996, the California Court of Appeal, Fourth Appellate District, reversed a San Diego County Superior Court ruling in a case brought by MPSI against Monsanto in December 1993, and affirmed that MPSI is entitled to exercise options to license certain herbicide tolerance and insect resistance technology for plants from Monsanto. On May 8, 1996, Mycogen filed suit in Superior Court in San Diego, seeking actual and punitive damages for breach of contract and interference with Mycogen's seed business as a result of Monsanto's refusal to honor a contract to license certain herbicide tolerance and insect resistance technology to Mycogen Seeds.

  On July 23, 1996, DeKalb filed suit in Rockford, Illinois, against Mycogen and Ciba Seeds for infringement of US Patents 5,538,877 and 5,538,880 relating to
insect resistant and herbicide resistant corn.   On August 27, 1996, DeKalb
amended its July 23rd lawsuit to add newly issued patent 5,550,318.

  On October 22, 1996, Mycogen filed suit in Federal District Court in Wilmington, Delaware, claiming that insect-resistant seed products developed and marketed by Monsanto, DeKalb and Delta & Pine Land Company ("DP&L") infringe new U.S. patents issued to Mycogen that cover modification of Bt genes for plant expression, introduction of modified Bt genes into plant cells, and to plants and seeds produced from cells transformed with modified Bt genes. The suit seeks an injunction to bar development or sale of Bt seed products as well as damages arising out of sales of those companies' Bt seed products.

  This litigation is not expected to have a material adverse effect on the Company's business or consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of Mycogen Corporation trades on The Nasdaq Stock Market under the symbol "MYCO." Following are high and low trade prices for Mycogen Corporation common stock, as reported by Nasdaq.

Year ended August 31, 1996      High     Low
     4th Quarter.............   18 1/2   13
     3rd Quarter.............   20       15
     2nd Quarter.............   19 1/2   11 3/4
     1st Quarter.............   14 1/4    9 1/2

Year ended August 31, 1995      High     Low
     4th Quarter.............   11 1/4   7 3/4
     3rd Quarter.............   10 3/4   8
     2nd Quarter.............   12       7 7/8
     1st Quarter.............   10 1/2   9 1/4

  At September 30, 1996, there were 3,555 holders of record of the Company's common stock. No dividends have been declared or paid on the common stock. The Company has no intention of paying dividends on common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                       FIVE YEAR SELECTED FINANCIAL DATA

                     (In thousands, except per share data)

                                                                                                  EIGHT
                                                                                                  MONTHS
                                                                                                  ENDED           YEAR ENDED
                                                       YEARS ENDED AUGUST 31,/1/                AUGUST 31,        DECEMBER 31,
                                           -----------------------------------------------     -----------        ------------
                                           1996/2/        1995       1994/2/       1993/2/         1992              1991/2/
                                           --------     --------    --------      --------     -----------        ------------
                                                                                               (unaudited)
Net Operating Revenues                     $146,800     $106,169    $104,383      $112,583       $ 23,427           $ 13,218
Total Revenue                               155,589      113,218     112,760       118,011         24,630             18,312
Net Loss Applicable to
  Common Shares                             (47,636)/3/  (15,946)   $(33,234)/3/   (27,514)/3/     (3,030)/4/         (3,305)
Net Loss Per Common Share                     (1.81)/3/     (.83)      (1.81)/3/     (1.69)/3/       (.21)/4/           (.27)
Cash, Cash Equivalents and
  Securities Available-for-Sale              68,038       17,600      37,887        66,314         66,456             75,835
Total Assets                                227,469      159,608     165,726       201,533        112,714            114,540
Long-Term Liabilities                         5,228        3,291       1,207         1,141          1,256              1,041
Redeemable Preferred Stock                       -            -           -         40,897             -                  -
Stockholders' Equity                        181,194      113,703     125,406       107,885        105,207            107,011

 /1/ In May 1995, Mycogen Corporation changed its fiscal year end from December 31 to August 31 and has elected to restate the results for the three ended August 31, 1995 .

/2/ The acquisitions of UAS in 1996, Mycogen Seeds in 1993, 1994 and 1996 and Soilserv in 1991 affect the comparability of the Selected Financial Data.

/3/  Net loss in 1996, 1994 and 1993 includes special charges of $25.2 million,
     36.4 million and $23.7 million, respectively, as discussed in further detail in the Notes to Consolidated Financial Statements.

/4/ Net loss in 1992 includes charges of $2.1 million for a patent litigation settlement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections in forward-looking statements as a result of many factors. Varying climatic conditions can shift revenues between quarter. Weather also can affect operating revenues, seed costs, pest populations, the effectiveness of pesticides and seeds, seed production yields, commodity prices and growers' planting decisions. Operating revenues also depend on a number of other factors, including market acceptance of products, competition and U.S. and foreign government policies that affect crop acreage and farm income. Planted acreage is a key factor in determining volumes of seed, crop protection services and biopesticide products purchased by growers.

  These and other factors may affect Mycogen's ability to increase operating revenues and achieve profitability. The Company also must continue to invest in commercializing existing products and in discovery and development of new products, so the trend in losses from operations may continue.

  The Company's businesses are highly seasonal. Seed operating revenues are concentrated mainly in the second and third fiscal quarters which end February and May. Crop Protection operating revenues are concentrated mainly in the third and fourth quarters which end in May and August.

RESULTS OF OPERATIONS

SUMMARY

  Mycogen develops and markets value-added planting seeds for major agricultural crops and environmentally compatible biopesticide products and provides crop protection services to control pests and improve food and fiber production. The Company is organized into two business units, Seed and Crop Protection.

  Mycogen's Seed business, doing business as Mycogen Seeds, markets a complete line of planting seeds for major agricultural crops. It ranks fourth in North America hybrid seed corn sales and among the top five in soybean, hybrid sunflower, hybrid sorghum and alfalfa. Using both traditional breeding and advanced biotechnology techniques, the Company is moving rapidly to augment and improve the genetic makeup of major corps to produce seed products that give growers value-added performance characteristics.

  Mycogen's Cop Protection business, Mycogen Crop Protection, develops, manufactures and markets biopesticide products and provides crop protection services to growers of high value crops in California and Arizona.

  In December 1982, Mycogen was formed to use genetic engineering to develop environmentally compatible biological alternatives to chemical pesticides. In January 1990, the Company acquired a line of fatty acid based pesticides to complement its line of microbial products. In August 1991, it acquired Soilserv, a provider of crop protection services to growers in California and Arizona, to establish a revenue base and to gain experience in crop protection practices. During this time, Mycogen continued to discover and develop a library of Bt genes sequences that code for production of protein biotoxins with pesticidal activity.

  In December 1992, Mycogen acquired 51% of the Agrigenetics division of Lubrizol, which now does business as Mycogen Seeds. The acquisition was driven by the opportunity to pool Mycogen's and Lubrizol's respective Bt gene technology and plant science patent estates and technological expertise to develop pest resistant crops. Such crops are developed by inserting synthetic Bt genes into plant cells. Plants regenerated from those transformed cells produce proteins that protect them from damage by certain pests. Once fixed in plant parent lines, this pest-resistance trait is carried in planting seeds that are produced and marketed as value-added products.

  In December 1993, the Company acquired an additional 29.5% of Mycogen Seeds, and in January 1996, the Company acquired Lubrizol's remaining 19.5% ownership interest in Mycogen Seeds. As a result of the additional acquisition in 1993, the Company expensed, as special charges, certain acquired in-process technologies which totaled $26.6 million for the fiscal year ended August 1994.

  In August 1993, the Company combined certain biopesticide discovery and plant science research programs to accelerate development of pest-resistant crops and completely restructured Mycogen Seeds. When Mycogen acquired Agrigenetics, Inc., it consisted of four independent seed companies selling products under ten different brand names. In some areas, these independent seed companies competed against each other with the same products. Their businesses were based mainly on marketing seed products developed from publicly available parent lines as lower priced alternatives to premium priced seed products sold by other companies. Volumes and margins had declined each year and inventory was increasing and aging. Mycogen decided to consolidate these separate companies into one, Mycogen Seeds. The Company consolidated administration, production, sales, marketing and general management at the headquarters of the largest of the four companies in Prescott, Wisconsin. Mycogen also decided to eliminate all of the existing brand names and commercialize all seed products under the Mycogen(R) brand, to eliminate overlapping sales territories and to replace older, lower value generic products with new, proprietary, value-added products. These changes resulted in restructuring charges totaling $9.8 million for the fiscal year ended August 1994.

  This consolidation in 1993 improved efficiency and reduced expenses. The number of separate seed corn products was reduced from 270 to approximately 90, and the number of farmer/dealers, at that time, was reduced from more than 5,000 to approximately 2,600. However, the elimination of familiar brands, heavy turnover in the sales force and repositioning of Mycogen Seeds from a discounter to a marketer of proprietary, value-added products under a new brand created significant disruption in the business, and seed volumes and market share declined in 1995. Additionally, Mycogen Seeds' 1995 sales performance was adversely affected by a reduction in planted acres in many keys territories and crops. All of these negative factors contributed to lower sales in 1995.

  Mycogen entered into two major strategic alliances during fiscal year 1996:

  . In December 1995, Mycogen and Pioneer completed a technology sharing agreement which will allow Mycogen to accelerate development of seed products for several pest-resistant crops. Under the agreement, Pioneer purchased three million shares of the Company's common stock for $30 million and has provided $10 million in research and development funding. Pioneer will provide an additional $11 million in funding near the end of 1998. The two companies also agreed to conduct a joint program to develop Bt pest-resistance technology for corn, soybean, sunflower, sorghum, canola and wheat.

  . In February 1996, Mycogen and DowElanco entered into a strategic alliance to build a global seeds business capable of conventional breeding as well as genetic engineering and to develop seed products with value added performance characteristics and qualities important to down-stream users of grain and vegetable oils. Mycogen received $26.4 million in cash and all of the shares of UAS, DowElanco's seed subsidiary, in exchange for 4,453,334 shares of common stock. As a result of this transaction, DowElanco's purchase of 9,502,348 shares of Mycogen stock from Lubrizol and subsequent purchases in the open market totaling 658,420 shares, DowElanco owns, as of August 31, 1996, approximately 48% of the Company's outstanding common stock.

  These collaborations provided resources that allowed Mycogen to acquire other strategic assets and accelerate steps toward its objective of developing a global seeds business, as follows:

  . In January 1996, the Company purchased rights from a subsidiary of Lubrizol for $8.0 million, giving Mycogen freedom to commercialize its technology in certain oil seed crops.

  . During fiscal 1996, Mycogen spent $8.7 million to upgrade seed production facilities. These upgrades will allow the Company to produce high quality seed products and reduce production costs.

  . In September 1996, the Company entered into a long-term supply agreement with AC Humko to provide crude high oleic sunflower oil. High oleic oil increases product shelf life, which is an important quality for food processors. In conjunction with this agreement, Mycogen acquired Lubrizol's remaining interest in oil seed technology and related assets for $7.6 million in cash.

  . In September 1996, Mycogen purchased all of the common stock of Morgan Seeds for $27 million in cash. Morgan Seeds is the third largest seed company in Argentina, and will provide a base from which Mycogen can develop and commercialize seed products under the Morgan(R) brand in South America.

  . In October 1996, Mycogen signed a letter of intent to enter into a strategic alliance with Verneuil, a major European seed company. Mycogen and Verneuil agreed to form separate joint ventures to develop and commercialize oil seed crops and seed corn resistant to European corn borer. Additionally, Mycogen will exchange its European seeds business and other assets for an 18.75% ownership interest in Verneuil. The alliance would provide a platform for commercializing Mycogen's seed technology in Europe.

  Mycogen's goals for fiscal 1996 were to reverse the decline in Seed operating revenues by increasing sales of new, proprietary, value-added corn hybrids, and to take advantage of its improved biopesticide cost position of its microbial products. Seed operating revenues, excluding the acquisition of UAS, increased 20% due to an estimated 12% increase in planted U.S. corn acres and higher sales of its new NatureGard(TM) hybrid seed corn with genetically enhanced insect-resistance and Totally Managed Feedstuffs(TM) silage corn. Crop protection operating revenues were up 12% and revenues from microbial based biopesticide products were up 31%.

  However, Mycogen's initiatives to build a global seeds company had a negative effect on 1996 financial results in the following areas:

  . Seed quality has become very important as Mycogen transitions from discount-priced generics to premium priced, value-added, proprietary products. Therefore, the Company raised quality standards to enhance performance of its new products. As a result, seed discards were higher than anticipated and the Company experienced shortages in some of its new premium products. The amount of quality discards recorded in 1996 totaled $3.0 million; the demand for these products was high, therefore, revenues and profits were adversely affected by the Company's inability to provide more seed.

  . Mycogen recorded special charges totaling $25.2 million, related mainly to write-offs of in-process technology and obsolete or redundant facilities as a result of its acquisitions. Charges for amortization of other intangibles acquired also were higher.

  . Mycogen recorded over $6.7 million in excess and obsolete seed inventory write-downs as a result of replacing older generic products with the new proprietary products.

  . Mycogen also incurred increased expenses related to bringing the Mycogen Seeds and UAS organizations together and upgrading the Mycogen Seeds' management team to bring experience in managing value-added, proprietary products. Mycogen Seeds spent approximately $5.4 million in unbudgeted operating expenses for items such as recruiting, relocation and severance, publicity, training and other programs supporting this effort.

  Mycogen will continue to pursue acquisitions and joint ventures to build its seeds business globally. The Company's strategy is focused on establishing and strengthening its presence in the world's largest and most productive growing regions by the year 2000, so that it will have production and distribution in place to broadly commercialize second generation insect-resistant and other value-added products coming out of its R&D pipeline.

                 SEGMENT OPERATING REVENUES AND OPERATING LOSS

                                          Years ended August 31,
(In thousands)                     1996             1995           1994
                               -------------     ----------     ----------
Operating Revenues
Seed
 Corn                          $      52,855     $   28,537     $   32,020
 Soybean                              16,136          8,794         10,386
 Sunflower                             6,576         10,376          9,888
 Sorghum                               8,950          4,042          4,903
 Other                                 5,634          3,506          4,591
 International                        11,884         10,074          8,541
                               -------------     ----------     ----------
                                     102,035         65,329         70,329
                               -------------     ----------     ----------

Crop Protection
 Soilserv                             36,019         32,887         29,139
 Biopesticides                         9,867          7,953          4,915
                               -------------     ----------     ----------
                                      45,886         40,840         34,054
                               -------------     ----------     ----------

Intersegment                          (1,121)            -              -
                               -------------     ----------     ----------
                               -------------     ----------     ----------

Total Operating Revenues       $     146,800     $  106,169     $  104,383
                               =============     ==========     ==========

Operating Income (Loss)
 Seed                                (47,818)*      (11,922)       (45,052)*
 Crop Protection                         316         (2,336)          (859)
 Corporate                            (2,527)        (1,259)        (2,894)
 Intersegment                           (120)            -              -
                               -------------     ----------     ----------
Total Operating Loss           $     (50,149)    $  (15,517)    $  (48,805)
                               =============     ==========     ==========

  *The net operating loss for the Seed segment includes special charges of $25.2 million and $36.4 million in 1996 and 1994, respectively.


                                  SEED SEGMENT

FISCAL YEAR ENDED AUGUST 1996 COMPARED TO 1995

OPERATING REVENUES: Seed operating revenues for the fiscal year ended August 1996, were $102 million, compared to $65.3 million for fiscal 1995. The acquisition of UAS accounted for $23.6 million of the increase, primarily in corn and soybean seed sales. The remaining increase of $13.1 million or 20% is attributable mainly to higher volumes, as follows:

  . Higher planted corn acreage in 1996 and increased sales of NatureGard(TM) corn hybrids with Bt or native corn borer resistance and Totally Managed Feedstuffs(TM) silage corn accounted for the majority of a $7.6 million, or 20%, increase in seed corn revenue.

  . Sorghum volumes increased over 80%, generating $4.6 million in increased revenue. This increase is largely attributable to droughts in Texas, Kansas and North Dakota that damaged winter wheat crops, causing wheat acreage to be replanted with sorghum.

  . Soybean revenues increased $1.8 million, largely due to a more aggressive sales and marketing focus in 1996 and cooler, wetter weather in certain areas, which caused some farmers to plant soybean instead of corn.

  . Offsetting these increases were lower domestic sunflower sales of $3.9 million due to lower acreage planted in 1996 as a result of heavy disease pressure in North Dakota and higher wheat and corn prices.

  . International operating revenues increased $1.8 million, or 18%, mainly due to higher sales of sunflower seed in Argentina and seed corn in Europe.

OPERATING LOSS: Seed operating losses for the fiscal year ended August 1996, excluding special charges of $25.2 million, increased $10.7 million compared to fiscal 1995. This deterioration in operating results, excluding UAS, is attributable primarily to a $5.2 million increase in sales and promotional expenses associated with the increase in sales volumes, legal fees of $2.4 million incurred to enforce the Company's patent position and lower gross margins of $1.8 million.

  Excluding UAS, higher gross margins from higher sales volumes were reduced by higher seed costs and higher product discards and obsolescence ("D&O"). Corn seed costs were $3 per unit higher due to low production yields. D&O increased by $5.8 million due to higher quantities of seed that did not pass quality standards and higher quantities of excess and obsolete seed inventory.

  The Company currently is a party to seven separate litigations arising out of disputes over patent and license rights for insect resistance and herbicide tolerance technology in plants. The Company will continue to assert and defend its positions in these matters, and therefore, will continue to incur significant legal expenses.

SPECIAL CHARGES: Special charges recognized during 1996 totaled $25.2 million. Those charges are mainly comprised of impairment losses and exit costs of $14.4 million related to the disposal and sale of certain corn production plant assets and write-offs of acquired in-process technology totaling $10.3 million, including $7.2 million for oil seed technology rights acquired from Lubrizol and $3.1 million related to the acquisition of UAS. The Company is still evaluating programs related to that oil seed technology and has not yet committed significant funding. The Company expects that it will need to spend approximately $2.5 million over the next three to five years to commercialize the UAS technology. The estimated funding and related efforts are within the normal course of research efforts typically required by UAS's breeding and development programs.

FISCAL YEAR ENDED AUGUST 1995 COMPARED TO 1994

OPERATING REVENUES: Seed operating revenues for the fiscal year ended August 1995, were $65.3 million compared to $70.3 million for the fiscal year ended August 1994. The net $5.0 million decrease in revenues was attributable mainly to lower volumes, as follows:

  . Corn acres planted industry-wide decreased 10% from 1994 to 1995, due to a cool, wet spring which caused growers either to not plant or to shift to other crops. The Company's corn volumes decreased 12%. Although soybean acres industry-wide were estimated to have been flat from 1994 to 1995, the Company's soybean volumes were down 15%. Corn and soybean seed were the products most impacted by the Company's decisions to consolidate marketing under a single brand and reduce the number of hybrids offered and the size of its farmer/dealer network.

  . Sunflower revenues increased a net 5%, or $.5 million. Higher sales of confection sunflower and high oleic sunflower to a related party more than offset a 13% decline in oil sunflower volume. This decline in oil sunflower was due to disease and government programs which caused growers in certain territories where the Company has a strong market presence to shift plantings from sunflower to wheat and canola.

  . Sales volumes for other seed products, mainly sorghum and alfalfa, also were lower. Sorghum acreage continued to decline and shift to other crops, such as cotton. The Company believes that, as a result of the relatively mild winter in fiscal 1995, an unusual amount of pasture survived the normal winter kill, which resulted in lower alfalfa sales.

  . International revenues increased 18%, or $1.5 million, due to higher corn and sunflower sales, mainly in France.

OPERATING LOSS: Seed operating loss for the fiscal year ended August 1995, was $11.9 million compared to $8.7 million (excluding special charges of $36.4 million) for the fiscal year ended August, 1994. Gross profit was $4.3 million lower, due mainly to lower sales volumes and higher cost of operating revenues as a percent of sales. Cost of operating revenues was higher, due mainly to obsolescence as a result of repositioning corn inventory from non-proprietary hybrids to new value-added hybrids. Lower sales volumes were also responsible for increased unit fixed costs and costs incurred to dispose of excess and poor quality inventory. Expenses were slightly lower. Higher research and development expenses were partially offset by lower selling, marketing, general and administrative expenses resulting from a company-wide restructuring and lower provisions for doubtful accounts.

                            CROP PROTECTION SEGMENT

FISCAL YEAR ENDED AUGUST 1996 COMPARED TO 1995

OPERATING REVENUES: Crop Protection operating revenues increased by $5 million from 1995 to 1996, as follows:

  . Soilserv operating revenues were $3.1 million higher than last year due to heavy insect pressure in Salinas Valley that increased sales of aerial applications and higher penetration of crop protection markets in Arizona.

  . Biopesticide operating revenues were up $1.9 million, due to sales of new products, Mattch(TM) bioinsecticide and Scythe(R) bioherbicide, higher international sales of MVP(R) bioinsecticide and higher sales of MVP(R) concentrate to Kubota Corporation ("Kubota"). Lower sales of M-Pede(R) and M-Trak(R) bioinsecticides in North America, attributable to the introduction of new products by competitors, partially offset those increases.

OPERATING INCOME: 1996 operating results improved $2.7 million due to improved gross margins of $3.8 million attributable to higher sales volumes coupled with lower biopesticide manufacturing costs. Higher operating expenses reduced operating income by $.8 million.

FISCAL YEAR ENDED AUGUST 1995 COMPARED TO 1994

OPERATING REVENUES: Crop Protection operating revenues for the fiscal year ended August 1995, were $40.8 million compared to $34.1 million for fiscal 1994, as follows:

  . Soilserv operating revenues were up $3.7 million in fiscal 1995 due to the flooding in California's Salinas Valley during the second quarter, resulting in heavy insect and disease pressure that increased the demand for Soilserv's aerial pesticide applications.

  . Biopesticide operating revenues were up $3.0 million, or 62%, due to the introduction of Scythe(R) herbicide and increases in sales of MVP(R) for control of heliothis in cotton and M-Peril(R) for control of European corn borer in corn. International sales of biopesticides increased due to expanded sales of MVP(R) liquid in Asia and MVP(R) concentrate to Kubota.

OPERATING LOSS: Crop Protection operating losses for the fiscal year ended August, 1995, were $2.3 million, compared to $.9 million for fiscal 1994. The increase in operating losses was due mainly to a $1.6 million write-down of crop protection technology resulting from the discontinuation of a certain product development program. Contract and other revenues declined $1.5 million. These decreases were partially offset by higher margins. Soilserv margins improved in total and as a percent of sales due to higher volumes.

                                   CORPORATE

FISCAL YEAR ENDED AUGUST 1996 COMPARED TO 1995

  The increase of $1.3 million in the Corporate operating loss was due to higher compensation and bonuses and expenses related to general research and development activities.

FISCAL YEAR ENDED AUGUST 1995 COMPARED TO 1994

  The reduction of $1.6 million in the Corporate operating loss from $2.9 million in 1994 to $1.3 million in 1995 was due to lower general and administrative expenses resulting from the consolidation and allocation of Corporate general and administrative resources to the Seed business during the 1993 restructuring of Mycogen Seeds' operations.

                              NON-OPERATING ITEMS

INTEREST INCOME AND EXPENSE, NET

  Interest income and expense, net, increased $1.5 million to $2.4 million in fiscal 1996 due to higher net interest income as a result of more cash available for investment during the year. Interest income and expense, net, decreased $1.4 million to $.9 million in 1995. The decrease was due mainly to less cash available for investment and higher levels of borrowing under the Company's line of credit during 1995.

OTHER INCOME

  Other income of $.7 million was recognized in 1996 upon receipt of a litigation settlement.

MINORITY INTEREST

  Effective December 31, 1993, the Company agreed to purchase the remaining 19.46% ownership interest in Mycogen Seeds from Lubrizol. Lubrizol's minority interest in Mycogen Seeds was recorded at the minimum agreed upon purchase price and Mycogen Seeds operating results have been recognized since that time as if the Company owned 100% of Mycogen Seeds. Therefore, no minority interest was recognized for periods after December 31, 1993.


                        LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and securities available-for-sale increased by $50.4 million to $68 million during the fiscal year ended August 1996. This increase was primarily due to proceeds of $30 million, $26.4 million and $3.5 million from the sale of common stock to Pioneer, DowElanco and employees, respectively, and $10 million in research funding from Pioneer.
These proceeds were reduced by cash used to pay off $4.7 million of long-term debt, cash paid to Lubrizol for technology rights of $2 million, cash paid to DowElanco of $1.8 million in connection with the acquisition of UAS and capital expenditures which totaled $13.9 million. The Company has a $25 million bank line of credit facility, which expires November 30, 1996. The credit facility is used to fund portions of the Company's seasonal working capital needs; $23.5 million was unused as of August 31, 1996. The Company is currently renegotiating the terms, including an extension, of its credit facility.

  In December 1995, the Company signed a definitive agreement for a technology collaboration with Pioneer. Under the agreement, Pioneer purchased three million shares of the Company's common stock for $30 million and provided $10 million in research and development funding. Pioneer will provide an additional $11 million in funding near the end of 1998.

  In January 1996, Lubrizol converted its entire interest in shares of preferred stock into 1,815,274 shares of Mycogen common stock and sold its 19.46% ownership interest in Mycogen Seeds to the Company for 1,538,008 shares of common stock. The Company also purchased certain rights in oil seed technology from a subsidiary of Lubrizol for $8.0 million. The Company made an initial payment of $2.0 million and will pay $2.5 million and $3.5 million in January 1997 and 1998, respectively. In February 1996, the Company issued common stock to DowElanco in exchange for $26.4 million in cash and all of the shares in UAS.

  During fiscal 1996, the Company invested $8.7 million to upgrade seed production facilities, and expects to invest another $19.8 million during fiscal 1997 to add additional seed processing capacity. The Company also invested $1.1 million in fiscal 1996 to build a new headquarters for Mycogen Seeds and expects to spend about $3.0 million during the first quarter of fiscal 1997 to complete construction. Other capital expenditures totaled $4.1 million for fiscal 1996, and are expected to total $6.0 million during fiscal 1997.

  In September 1996, the Company purchased all of the common stock of Morgan Seeds for $27 million in cash and acquired Lubrizol's remaining interest in oil seed technology and certain related assets for $7.6 million in cash. The Company will continue to pursue an aggressive acquisition and joint venture strategy for both the Seed and Crop Protection business units.

  The Company is involved in various actions related to its patent positions and plans to continue to spend resources as required to enforce its intellectual property rights. The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its products. To date, Mycogen has obtained numerous patents and has filed a large number of patent applications in the United States and foreign jurisdictions relating to the Company's technology. There can be no assurance that issued patent claims will be sufficient to protect the Company's technology. The commercial success of the Company also will depend in part on the Company's ability to avoid infringing patents issued to competitors. If licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Litigation, which can result in substantial cost to the Company, may also be necessary to enforce the Company's intellectual property rights or to determine the scope and validity of third-party proprietary rights.

  The Company anticipates that its current cash position, revenue from operations and contract and other revenues, and funds from its existing line of credit will be sufficient to finance working capital and capital requirements for the immediate future. However, the Company's capital requirements may vary as a result of competitive and technological developments, the timing of regulatory approval for new products and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital. However, there can be no assurance that the Company can raise additional capital under favorable terms, if at all.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Consolidated Financial Statements appearing after the signature page of this Form 10-K.

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

  (c) Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant and upon written representations of all individuals required to file forms pursuant to Section 16(a), the Registrant knows of no such individual that failed to file Forms 3, 4 and 5 on a timely basis during the last fiscal year, except as set forth under the heading "Compliance with Section 16(a) of the Exchange Act" appearing in the Proxy Statement. The information under such heading is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information under the heading "Executive Compensation" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information under the headings "Principal Stockholders" and "Executive Compensation-Security Ownership of Directors and Management as of September 30, 1996," appearing in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the headings "Election of Directors," "Executive Compensation" and "Certain Relationships and Related Transactions" appearing in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Report of Ernst and Young LLP, Independent Auditors. See Index to Financial Statements at page 32 of this Form 10-K.

  (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

  (c) Exhibits:

                                                                                    SEQUENTIALLY
                                                                                      NUMBERED
                DESCRIPTION                                                             PAGE
2.1             Agreement and Plan of Merger of Mycogen Corporation, a                    --
                Delaware corporation, and Mycogen California, Inc., a California corporation.  Incorporated by reference from Exhibit 3.4 to the
                Registrant's Form 8-K, filed on November 28, 1995.

3.1             Articles of Incorporation of the Registrant.  Incorporated by             --
                reference from Exhibit 2.1 to the Registrant's Form 8-K, filed on
                November 28, 1995.

3.2             Bylaws of the Registrant.  Incorporated by reference from Exhibit         --
                3.2 to the Registrant's Form 8-K, filed on
                November 28, 1995.

4.1             Reference is made to Exhibits 3.1 and 3.2 above.                          --

4.2             Specimen Common Stock Certificate, $0.001 par value.
                Incorporated by reference from Exhibit 4.1 to the Registrant's Form       --
                8-K, filed on November 28, 1995.

4.3             Amended and Restated Rights Agreement by and between Registrant           --
                and Bank of Boston.  Incorporated by reference from Exhibit 4.2 to the Registrant's Form 8-K, filed on November 28, 1995.

4.4             Amendment to the Rights Agreement. Incorporated by reference from Exhibit 4.1 to the Registrant's Form 8-K, filed on March 22,
                1996.                                                                     --

10.1            Registration Rights Agreement under Stock Purchase Agreement dated March 6, 1989.  Incorporated by reference from Exhibit 10.2 to the Registrant's Form 10-K for the year ended September 30,
                1989, filed on December 28, 1989.                                         --

10.2            Limited Partnership Agreement of MJT BH/BT Partnership, L.P.,
                dated March 6, 1989, between Mycosub/BH, Inc. and JT Biotech
                USA, Inc., with certain confidential portions omitted. Incorporated by reference from Exhibit 10.9 to the Registrant's Form 10-K for
                the year ended September 30, 1989, filed on December 28, 1989.            --



10.3            Limited Partnership Agreement of MJT BA Partnership, L.P., dated
                March 6, 1989, between Mycosub/BA, Inc. and JT Biotech USA
                Inc., with certain confidential portions omitted.  Incorporated by reference from Exhibit 10.15 to the Registrant's Form 10-K for the
                year ended September 30, 1989, filed on December 28, 1989.                 --

10.4            Registrant's 1995 Employee Stock Purchase Plan.  Incorporated by
                reference from Exhibit 10.1 to the Registrant's Registration
                Statement on Form S-8, Registration No. 333-00901, filed on
                February 13, 1996.                                                         --

10.5            Employee Stock Purchase Plan Summary and Prospectus.
                Incorporated by reference from Exhibit 10.2 to the Registrant's
                Registration Statement on Form S-8, Registration No. 333-00901,
                filed on February 13, 1996.                                                --

10.6            Registrant's Restricted Stock Issuance Plan.  Incorporated by
                reference from Exhibit 28.1 to the Registrant's Registration
                Statement on Form S-8, Registration No. 33-40349, filed on May 3,
                1991.                                                                      --

10.7            Form of Agreements pertaining to Restricted Stock Issuance Plan.
                Incorporated by reference from exhibit 28.2 to the Registrant's
                Registration Statement on form S-8, Registration No. 33-40349,
                filed on May 3, 1991.                                                      --

10.8            Amendment No. 1 to Registrant's Restricted Stock Issuance Plan.
                Incorporated by reference from Exhibit 10.2 to the Registrant's
                Registration Statement on Form S-8, Registration No. 333-00899,
                filed on February 13, 1996.                                                --

10.9            Form of Indemnity Agreement between the Registrant and each of its directors. Incorporated by reference from Exhibit 10.1 to the
                Registrant's Form 8-K, filed on November 28, 1995.                         --

10.10           Manufacturing Agreement dated September 15, 1988 between the
                Registrant and International Bio-Synthetics, Inc. (with certain confidential portions omitted).  Incorporated by reference from
                Exhibit 10.19 to the Registrant's Form 10-K for the year ended
                September 30, 1988, filed on December 23, 1988.                            --

10.11           Registrant's 1992 Stock Option Plan. Incorporated by reference from Exhibit 28.1 to the Registrant's Registration Statement on
                Form S-8, Registration Statement No. 33-55508, filed on
                December 9, 1992.                                                          --

10.12           Form of Agreements pertaining to 1992 Stock Option Plan.
                Incorporated by reference from Exhibits 28.2, 28.3, 28.4 and 28.5 to the Registrant's Registration Statement on
                Form S-8, Registration No. 33-55508, filed on
                December 9, 1992.                                                          --



10.13           Amendment No. 1 to 1992 Stock Option Plan.  Incorporated by
                reference from Exhibit 10.1 to the Registrant's Registration
                Statement on Form S-8, Registration No. 333-00899, filed on
                February 13, 1996.                                                    --

10.14           Revolving Credit Note of the Registrant to Harris Trust and Savings
                Bank ("Harris Bank") dated August 5, 1994. Incorporated by reference from Exhibit 10.34 to the Registrant's Form 10-K for
                the year ended December 31, 1994, filed on March 3, 1995.             --

10.15           Revolving Credit Agreement between the Registrant and Harris
                Bank dated August 5, 1994.  Incorporated by reference from Exhibit
                10.35 to the Registrant's Form 10-K for the year ended December
                31, 1994, filed on March 3, 1995.                                     --

10.16           Guaranty Agreement from the Registrant to Harris Bank dated
                August 5, 1994. Incorporated by reference from Exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 1994,
                filed on March 3, 1995.                                               --

10.17           Form of Employment/Severance Agreement between the Registrant
                and certain executive officers of the Registrant.                     55

10.18            Manufacturing Agreement dated December 1, 1993, between the
                 Registrant and EB,with certain confidential portions omitted.
                 Incorporated by reference from Exhibit 10.44 to the Registrant's
                 Form 10-K for the year ended December 31, 1994, filed on
                 March 3, 1995.                                                       --

10.19            Agreement for Exchange of Insect Control Technology and Patent
                 Rights dated July 14, 1993, between the Registrant and Ciba Seeds with certain confidential portions omitted. Incorporated by reference from Exhibit 10.45 to the Registrant's Form 10-K for the year ended December 31, 1994, filed
                 on March 3, 1995.                                                    --

10.20            Collaboration Agreement dated as of December 13, 1995, by and between Mycogen Seeds and Pioneer. Confidential treatment has
                 been requested regarding certain portions of this agreement.         73

10.21            Mycogen Corporation Common Stock Purchase Agreement dated as of December 13, 1995, by and between the Registrant and Pioneer
                 Overseas Corporation, an Iowa corporation ("Pioneer Overseas").     108

10.22            Registration Rights Agreement dated December 13, 1995, by and
                 between the Registrant and Pioneer Overseas.                        121

10.23            Exchange and Purchase Agreement dated as of January 15, 1996, by and among the Registrant, Mycogen Seeds, DowElanco and UAS.
                 Incorporated by reference from Exhibit 2.1 to the Registrant's
                 Form 8-K, filed on February 27, 1996.                                --


21.1             Soilserv, Inc., a California corporation.                           --

21.2             Mycogen Plant Science, Inc., a Delaware corporation.                --

21.3             Agrigenetics, Inc., a Delaware corporation, doing business as
                 Mycogen Seeds.                                                      --

21.4             Mycogen Crop Protection, Inc., a California corporation.            --

21.5             United AgriSeeds, Inc., a Delaware corporation.                     --

21.6             Santa Ursula, S.A.A.I.C. e I., an Argentina corporation, doing
                 business as Morgan Seeds.                                           --

*                The Company's Notice of Annual Meeting and Proxy Statement
                 dated on or about November 3, 1996.                                 --

23               Consent of Ernst & Young LLP, Independent Auditors.                136

24               Power of Attorney.                                                 138

27               Financial Data Schedule.                                            52

99               Purchase Agreement dated February 15,1995, by and among the
                 Registrant, Mycogen Seeds and DP&L.  Incorporated by reference from Exhibit 99.1 to the Registrant's Form 8-K, filed on
                 April 20, 1995.                                                     --

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

                                            MYCOGEN CORPORATION


Date:  November 8, 1996                     By:/s/ JERRY CAULDER
                                               ------------------
                                            Jerry Caulder
                                            Chairman and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

 /s/  JERRY CAULDER             Chairman, Chief                  November 8, 1996
-----------------------------   Executive Officer and Director
(Jerry Caulder)                 (Principal Executive Officer)


 /s/  THOMAS J. CABLE           Director                         November 8, 1996
-----------------------------
   (Thomas J. Cable*)

 /s/ PERRY GEHRING              Director                         November 8, 1996
-----------------------------
  (Perry Gehring*)

 /s/  JOHN. L. HAGAMAN          Director                         November 8, 1996
-----------------------------
  (John L. Hagaman*)

 /s/ DAVID H. RAMMLER           Director                         November 8, 1996
-----------------------------
  (David H. Rammler*)

 /s/ WILLIAM C. SCHMIDT         Director                         November 8, 1996
-----------------------------
  (William C. Schmidt*)

 /s/ A. JOHN SPEZIALE           Director                         November 8, 1996
-----------------------------
  (A. John Speziale*)

 /s/ G. WILLIAM TOLBERT         Director                         November 8, 1996
-----------------------------
  (G. William Tolbert*)

 /s/ W. WAYNE WITHERS           Director                         November 8, 1996
-----------------------------
  (W. Wayne Withers*)

 /s/  JAMES A. BAUMKER          Vice President  and Chief        November 8, 1996
-----------------------------   Financial Officer
  (James A. Baumker)            (Principal Financial and
                                Accounting Officer)

*By James A. Baumker under  power of attorney.

                              MYCOGEN CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

Consolidated Statements of Operations for the years ended
  August 31, 1996, 1995 and 1994......................................................   33

Consolidated Balance Sheets as of August 31, 1996 and 1995............................   34

Consolidated Statements of  Stockholders' Equity for the years ended
  August 31, 1996, 1995 and 1994......................................................   35

Consolidated Statements of Cash Flows for the years ended
  August 31, 1996, 1995 and 1994......................................................   36

Notes to Consolidated Financial Statements............................................   37

Schedule II - Valuation and Qualifying Accounts for the years ended August 31, 1996
  and 1995............................................................................   50

Report of Ernst & Young LLP, Independent Auditors.....................................   51

All other schedules required by this item have been omitted due to full disclosure in the Consolidated Financial Statements or related footnotes or due to inapplicability of the item.

                              MYCOGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


                                             1996        1995         1994
                                           --------    ----------  ----------
Net operating revenues:
 Unrelated parties.....................    $145,401    $  103,701  $  102,449
 Related party.........................       1,399         2,468       1,934
 Contract and other revenues...........
 Unrelated parties.....................       5,160         4,334       4,888
 Related parties.......................       3,629         2,715       3,489
                                           --------    ----------  ----------
  Total Revenues.......................     155,589       113,218     112,760
                                           --------    ----------  ----------
Costs and expenses:
 Cost of operating revenues............      93,508        66,966      62,712
 Selling and marketing.................      37,791        23,544      25,307
 General and administrative............      22,062        13,190      16,825
 Research and development..............      23,645        21,181      18,171
 Amortization of intangible assets.....       3,514         3,854       2,172
 Special charges.......................      25,218            -       36,378
                                           --------    ----------  ----------
   Total costs and expenses............     205,738       128,735     161,565
                                           --------    ----------  ----------
Operating loss.........................     (50,149)      (15,517)    (48,805)

 Interest income and expense, net......       2,435           914       2,328
 Exchange gain.........................           2           160         215
 Other non-operating income............         654            -           -
 Minority interest.....................          -             -       14,632
                                           --------    ----------  ----------
Net loss...............................     (47,058)      (14,443)    (31,630)
Dividends on preferred stock...........        (578)       (1,503)     (1,604)
                                           --------    ----------  ----------

Net loss applicable to common shares...    $(47,636)   $  (15,946) $  (33,234)
                                           ========    ==========  ==========

Net loss per common share..............    $  (1.81)   $     (.83) $    (1.81)
                                           ========    ==========  ==========

Weighted average number of shares......      26,275        19,225      18,377
                                           ========    ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                              MYCOGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except par value data)

                                                             AUGUST 31,
                    ASSETS                               1996         1995
                                                     ----------   ----------
Current assets:
  Cash and cash equivalents......................... $   35,854   $    5,687
  Securities available-for-sale.....................     32,184       11,913
  Accounts and notes receivable, net of allowances..     30,700       27,402
  Inventories.......................................     37,177       33,633
  Prepaid expenses..................................      1,880        1,267
                                                     ----------   ----------
   Total current assets.............................    137,795       79,902

Net property, plant and equipment...................     54,905       49,646
Net intangible assets...............................     22,581       17,759
Other assets........................................     12,188       12,301
                                                     ----------   ----------
Total assets........................................ $  227,469   $  159,608
                                                     ==========   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings............................. $    1,520   $        -
  Accounts payable..................................      8,697        6,760
  Accrued compensation and related taxes............      6,755        3,553
  Deferred revenues.................................     12,101        5,670
  Other current liabilities.........................     11,974        5,225
                                                     ----------   ----------

   Total current liabilities........................     41,047       21,208

Long-term liabilities...............................      5,228        3,291
Minority interest...................................         -        21,406
Commitments
Stockholders' equity:
  Common stock, $.001 par value, 40,000,000 shares
  authorized; 30,678,537 and 19,400,764 shares
  issued and outstanding at August 31, 1996 and
  1995, respectively................................         31           19
 Additional paid-in capital.........................    330,973      216,436
 Deficit............................................   (149,810)    (102,752)
                                                     ----------   ----------

   Total stockholders' equity.......................    181,194      113,703
                                                     ----------   ----------

Total liabilities and stockholders' equity.......... $  227,469   $  159,608
                                                     ==========   ==========

See accompanying Notes to Consolidated Financial Statements

                              MYCOGEN CORPORATION
                 CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
                                (In thousands)

                                           SHARES OF
                                           SERIES A               COMMON STOCK         ADDITIONAL                     TOTAL
                                            PREFERRED        NUMBER                     PAID-IN                    STOCKHOLDERS'
                                             STOCK          OF SHARES     AMOUNT        CAPITAL         DEFICIT       EQUITY
                                          ------------      ---------    -------       -----------     ----------  ------------
Balance at August 31, 1993                           -         16,995    $   17        $  164,547      $ (56,679)  $  107,885
  Issuance of common stock for:
   Employee stock plans................              -            104         -               939              -          939
   Business acquisition................              -          2,000         2            20,498              -       20,500
  Compensation related to employee
   stock plans.........................              -              -         -               396              -          396
  Preferred stock dividend accrual.....              -              -         -              (642)             -         (642)
  Reclassificaton of preferred stock...              3              -         -            28,539              -       28,539
  Cumulative effect of change in
   accounting for investments in debt
   and equity securities...............              -              -         -               559              -          559
  Change in unrealized gains and losses
   on securities available-for-sale....              -              -         -            (1,174)             -       (1,174)
  Net loss.............................              -              -         -                 -        (31,630)     (31,630)
  Cumulative translation adjustment....              -              -         -                34              -           34
                                          ------------      ---------    -------       -----------     ----------  ------------
Balance at August 31, 994                            3         19,099        19           213,696        (88,309)     125,406
  Issuance of common stock for
   employee stock plans................              -            148         -               436              -          436
  Compensation related to employee
   stock plans.........................              -              -         -               148              -          148
  Issuance of common stock for
   business acquisition................              -            154         -             1,350              -        1,350
  Change in unrealized gains and losses
   on securities available-for-sale....              -              -         -               478              -          478
  Net loss.............................              -              -         -                 -        (14,443)     (14,443)
  Cumulative translation adjustment....              -              -         -               328              -          328
                                          ------------      ---------    -------       -----------     ----------  ------------
Balance at August 31, 1995                           3         19,401        19           216,436       (102,752)     113,703
  Issuance of common stock for:
   Private offering....................              -          3,000         3            29,997              -       30,000
   Employee stock plans................              -            472         1             3,500              -        3,501
  Compensation related to employee
   stock plans.........................              -              -         -               689              -          689
  Issuance of common stock for
   business acquisitions...............              -          5,991         6            80,406              -       80,412
  Conversion of Preferred Stock........             (3)         1,815         2                (2)             -            -
  Change in unrealized gains and losses
   on securities available-for-sale....              -              -         -              (167)             -         (167)
  Net loss.............................              -              -         -                 -        (47,058)     (47,058)
  Cumulative translation adjustment....              -              -         -               114              -          114
                                          ------------      ---------    -------       -----------     ----------  ------------
Balance at August 31, 1996                           -         30,679    $   31        $  330,973      $ (149,810) $  181,194
                                          ============      =========    =======       ===========     ==========  ============

See accompanying Notes to Consolidated Financial Statements

                              MYCOGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                 YEARS ENDED AUGUST 31,
                                                             1996           1995          1994
                                                          ----------     ----------     ----------
Operating activities:
 Net loss............................................     $ (47,058)     $ (14,443)     $(31,630)
 Items which did not use cash:
  Depreciation.......................................         4,862          4,851         4,329
  Amortization of intangible assets..................         3,514          3,854         2,172
  Amortization of prepaid contract manufacturing.....           702            284            -
  Compensation related to employee stock plans.......           689            148           396
  Special charges....................................        23,218             -         26,636
  Minority interest..................................            -              -        (14,632)
  Provision for doubtful accounts....................         1,990            292         3,179
  Loss on disposal of assets.........................           361            693           344
Changes in operating assets and liabilities:
  Accounts and notes receivable......................         8,432         (3,293)       (2,180)
  Inventories........................................        14,179         (1,834)        6,368
  Prepaid expenses...................................            53           (346)          430
  Accounts payable...................................        (5,328)         3,014        (1,366)
  Deferred revenues..................................        (1,815)           989         2,298
  Other liabilities..................................         4,332           (669)         (310)
                                                          ----------     ----------     --------
   Cash provided by (used in) operating activities...         8,131         (6,460)       (3,966)
                                                          ----------     ----------     --------
Investing activities:
  Proceeds from sales of available-for-sale
   securities                                                33,675          8,972        33,258
  Proceeds from maturities of available-for-sale
   securities                                                 4,159         21,049        29,483
  Purchases of available-for-sale securities.........       (58,272)       (12,250)      (34,753)
  Capital expenditures...............................       (13,889)        (6,566)       (4,259)
  Net cash paid for business combinations............        (1,791)            -         (7,000)
  Prepaid contract manufacturing.....................          (286)        (8,825)       (2,079)
  Change in intangibles and other assets.............         1,596         (1,842)       (2,578)
                                                         ----------      ---------      --------
   Cash provided by (used in) investing activities...       (34,808)           538        12,072
                                                         ----------      ---------      --------
Financing activities:
  Proceeds from short-term borrowings................         1,520             -             -
  Proceeds from long-term debt.......................            -           2,500            -
  Payments on long-term debt.........................        (4,678)          (248)          (10)
  Redemption of preferred stock......................            -              -        (10,000)
  Proceeds from sale of common stock.................        59,900            435           939
                                                         ----------      ---------      --------
   Cash provided by (used in) financing activities...        56,742          2,687        (9,071)
                                                         ----------      ---------      --------
Effect of exchange rate changes on cash and cash
   equivalents.......................................           102            241            96
                                                         ----------      ---------      --------
Increase (decrease) in cash and cash equivalents.....        30,167         (2,994)         (869)
Cash and cash equivalents at beginning of year.......         5,687          8,681         9,550
                                                         ----------      ---------      --------
Cash and cash equivalents at end of year.............     $  35,854      $   5,687      $  8,681
                                                         ==========      =========      ========

See accompanying Notes to Consolidated Financial Statements.

                              MYCOGEN CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SIGNIFICANT ACCOUNTING POLICIES

  The Company's significant accounting policies are bracketed in the following Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION

  [The accompanying financial statements include the accounts of Mycogen Corporation and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.]

RECLASSIFICATIONS

  Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

ACQUISITION OF UAS AND PURCHASE OF LUBRIZOL'S INTEREST IN MYCOGEN SEEDS

  In February 1996, the Company issued 4,453,334 shares of common stock to DowElanco in exchange for $26.4 million in cash and all of the shares in DowElanco's seed business, UAS. The principal seed products of UAS are corn and soybean. The acquisition of UAS was accounted for as a purchase and, accordingly, the results of operations of UAS from the date of acquisition are reflected in the consolidated financial statements of the Company. The total purchase price aggregated $34.5 million, of which $3.1 million was allocated to in-process technology and was written-off upon acquisition.

  On December 31, 1993, the Company exchanged $7.0 million in cash and two million shares of the Company's common stock for an additional 29.5% ownership of Mycogen Seeds, and in January 1996, the Company acquired Lubrizol's remaining 19.46% ownership interest in Mycogen Seeds by issuing 1,538,008 shares of common stock. The purchase price totaled $48.9 million for these two transactions.

  The following consolidated, pro forma, unaudited summary of operations data assumes that the acquisition of UAS occurred on September 1, 1995 and 1994 and the exchange for an additional ownership interest in Mycogen Seeds occurred on September 1, 1993.

                                                       Years ended August 31,
                                            ----------------------------------------
(In thousands, except per share data)            1996           1995           1994
----------------------------------------    ----------     ----------     ----------
Total revenues                              $  172,623     $  146,873     $  112,760
Net loss applicable to common shares        $  (43,555)    $  (13,301)    $  (18,567)
Net loss per common share                   $    (1.54)    $     (.56)    $     (.97)

  These pro forma results may not be indicative of the results of operations that would have been reported if the transactions had occurred on the dates indicated, or which may be reported in the future. These results do not include the nonrecurring special charges of $3.1 million recognized in 1996 and $26.6 million recognized in 1994 related to the write-off of acquired in-process technology.

SUPPLEMENTAL CASH FLOW INFORMATION

  In conjunction with the acquisitions of UAS and the remaining ownership in Mycogen Seeds in 1996, an acquisition in 1995, the exchange for an additional ownership interest in Mycogen Seeds in 1994 and adjustments to the 1993 purchase price of Mycogen Seeds in 1994, cash and noncash investing and financing activities were allocated as follows:

                                                    Years ended August 31,
                                            ---------------------------------------
(In thousands)                                 1996           1995           1994
----------------------------------------    ----------     ---------     ----------
Business acquisitions:
Fair value of assets acquired, other        $   55,957     $   1,350     $  26,188
 than cash
Liabilities assumed                            (20,886)            -
Liabilities and acquisition costs                 (673)            -
 incurred
Minority interest purchased from                21,406             -        (1,688)
 Lubrizol
Common stock issued                            (54,013)       (1,350)      (20,500)
Preferred stock returned                                                     3,000
                                            ----------     ---------     ---------
Net cash paid for acquisitions              $    1,791     $       -     $   7,000
                                            ==========     =========     =========

Other cash and noncash investing and financing activities were as follows:

                                                      Years ended August 31,
                                            ---------------------------------------
(In thousands)                                  1996          1995           1994
----------------------------------------    ------------    ---------     ----------
Common stock issued upon conversion of
  convertible preferred stock               $   31,582      $       -     $        -
Technology rights acquired by incurring
  directly related liabilities              $    6,000      $       -     $        -
Dividends on preferred stock                $      578      $   1,503     $    1,604
Cash payments for interest                  $      263      $     389     $      254


INDUSTRY SEGMENTS AND FOREIGN OPERATIONS

  The Company is organized into two major segments, Seed and Crop Protection. Seed segment revenues are derived mainly from sales of planting seeds in North America and Europe. The six principal product lines are corn, soybean, sunflower, sorghum, other and international. Crop Protection segment revenues are derived from customized crop protection services provided by Soilserv in California and Arizona and sales of biopesticide products mainly in North America and Japan. Operating revenues and seed costs are impacted by weather. Weather can influence pest populations, the effectiveness of pesticides and seeds, seed production yields, commodity prices, growers' planting decisions and other factors impacting revenues and costs. Operating revenues are also dependent on a number of other factors, including the degree of market acceptance of products, the strength of competition in the marketplace and U.S. and foreign government policies which can affect crop acreage and farmer income. Acres planted determine quantities of planting seed, crop protection services and biopesticide products purchased by growers.

  Financial information by segment is as follows:

                                                   Years ended August 31,
                                        ----------------------------------------
(In thousands)                             1996           1995           1994
-----------------------------------     -----------    ----------     ----------
Net Operating Revenues
   Seed                                 $  102,035     $  65,329      $  70,329
   Crop Protection                          45,886        40,840         34,054
   Intersegment Elimination                 (1,121)            -              -
                                        -----------    ----------     ----------
      Total                             $  146,800     $ 106,169      $ 104,383
                                        ===========    ==========     ==========
Contract and Other revenues
   Seed                                 $    7,639     $   5,606      $   5,486
   Crop Protection                           1,040         1,363          2,891
   Corporate                                   110            80              -
                                        -----------    ----------     ----------
      Total                             $    8,789     $   7,049      $   8,377
                                        ===========    ==========     ==========

Research and Development Expenses
   Seed                                 $   18,604     $  14,827      $  12,156
   Crop Protection                           4,816         6,354          6,015
   Corporate                                   225             -              -
                                        -----------    ----------     ----------
      Total                             $   23,645     $  21,181      $  18,171
                                        ===========    ==========     ==========

Operating Income (Loss)
   Seed                                 $  (47,818)    $ (11,922)     $ (45,052)
   Crop Protection                             316        (2,336)          (859)
   Corporate                                (2,527)       (1,259)        (2,894)
   Intersegment Elimination                   (120)            -              -
                                        -----------    ----------     ----------
      Total                             $  (50,149)    $ (15,517)     $ (48,805)
                                        ===========    ==========     ==========

Identifiable Assets
   Seed                                 $  108,404     $  87,238
   Crop Protection                          40,210        41,994
   Corporate                                78,976        30,376
   Intersegment Elimination                   (121)            -
                                        -----------    ----------
      Total                             $  227,469     $ 159,608
                                        ==========     ==========

Depreciation and Amortization
   Seed                                 $    4,592     $   4,199      $   3,789
   Crop Protection                           2,808         3,381          1,815
   Corporate                                   976         1,125            897
                                        -----------    ----------     ----------
      Total                             $    8,376     $   8,705      $   6,501
                                        ==========     ==========     ==========

Capital Expenditures
   Seed                                 $   11,987     $   3,263      $   2,776
   Crop Protection                             597           213            955
   Corporate                                 1,305         3,090            528
                                        -----------    ----------     ----------
      Total                             $   13,889     $   6,566      $   4,259
                                        ==========     ==========     ==========

  Operating revenues, net of estimated returns, are recognized when the product is shipped to the customer or the service is provided.

  The assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Operating results are translated at weighted average exchange rates in effect during the period. Net unrealized translation adjustments are recorded as a separate component of stockholders' equity. Foreign currency exchange gains and losses are included in the determination of net loss. Foreign operations and export sales were not significant for the years ended August 31, 1996, 1995 and 1994.

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

  Gross realized gains on sales of available-for-sale securities totaled $10,000 and $162,000 for the years ended August 31, 1995 and 1994, respectively and gross realized losses totaled $77,000, $110,000 and $15,000 for the years ended August 31, 1996, 1995, and 1994 respectively. Available-for-sale securities are summarized as follows:


                                                      August 31, 1996
                                ------------------------------------------------------------
                                                 Gross            Gross
                                               unrealized       unrealized       Estimated
(In thousands)                    Cost           gains            losses         fair value
----------------------------    ---------      ----------       ----------     -------------
Securities of the U.S.
  government and its
  agencies                      $  18,753      $       -        $    (211)     $    18,542
Corporate debt securities          13,734              -              (92)          13,642
                                ---------      ----------       ----------     -------------
Total                           $  32,487      $       -        $    (303)     $    32,184
                                =========      ==========       ==========     =============


                                                      August 31, 1995
                                ------------------------------------------------------------
                                                 Gross            Gross
                                               unrealized       unrealized       Estimated
(In thousands)                    Cost           gains            losses         fair value
----------------------------    ---------      ----------       ----------     -------------
Securities of the U.S.
  government and its
  agencies                      $  11,046      $       -        $    (128)     $    10,918
Corporate debt securities           1,004              -               (9)             995
                                ---------      ----------       ----------     -------------
Total                           $  12,050      $       -        $    (137)     $    11,913
                                =========      ==========       ==========     =============


  Available-for-sale securities with original maturities of three months or less that were classified as cash equivalents totaled $31,328,000 as of August 31, 1996; there were none as of August 31, 1995. The amortized cost and estimated fair value of available-for-sale securities, by contractual maturity, are as follows:

                                        August 31, 1996
                                 ----------------------------
                                                  Estimated
(In thousands)                     Cost           fair value
-----------------------------    ---------       ------------
Due in one year or less            $11,034          $10,999
Due after one year through
   five years                       15,990           15,803
Mortgage-backed securities           5,463            5,382
                                   -------          -------
  Total                            $32,487          $32,184
                                   =======          =======

  Based upon management's intention to hold these securities as available for sale at any time for use in operations, all available-for-sale securities are classified as current even though the actual maturity may extend beyond one year.

ACCOUNTS AND NOTES RECEIVABLE

  Accounts and notes receivable at August 31 are comprised of:


(In thousands)                           1996          1995
----------------------------------      -------       -------
Trade accounts receivable               $30,219       $27,902
Notes and other receivables               4,282         2,085
                                        -------       -------
                                         34,501        29,987
Allowance for doubtful accounts          (3,801)       (2,585)
                                        -------       -------
                                        $30,700       $27,402
                                        =======       =======

  At August 31, 1996, the significant concentration of the Company's trade receivables were from farmers located in the united states and various foreign countries whose ability to pay is dependent upon the agribusiness economics prevailing in that specific area of the world. As a result, no significant geographic concentration of credit risk exists.

INVENTORIES

  [Seed inventories, which comprise 86% of total inventories at August 31, 1996 and 1995, are stated at the lower of average cost or market. All other inventories are stated at the lower of first-in first-out cost, or market.]

Inventories at August 31 are comprised of:

(In thousands)                      1996         1995
-----------------------------      -------      -------
Raw materials and supplies         $ 3,819      $ 5,895
Work in process                     10,810        3,578
Finished goods                      22,548       24,160
                                   -------      -------
                                   $37,177      $33,633
                                   =======      =======

  Planting seed is produced by independent growers who contract specific acreage for the production of seed for the Company. The compensation of the independent growers is determined based on yield, contracted acreage and commodity prices. The commitment for grower compensation is accrued as seed is delivered to the Company. The Company's growers select market prices throughout the year to establish selling prices for seed crops grown for the Company. The Company follows a policy, common in the industry, of hedging certain of these seed inventory purchase commitments to minimize risk due to market price fluctuations. Gains and losses on these contracts are recorded as adjustments to inventory cost when the contracts are closed. At August 31, 1996, the Company had short-term futures contracts totaling $13.7 million for the purchase of commodities (principally soybean and corn) at various dates during 1996. The fair value of these contracts at August 31, 1996, was $14.4 million. at August 31, 1996, the Company had entered into short-term contracts totaling $3.5 million for the sale of commodities (principally corn). At August 31, 1996, the Company had an unrealized loss on these contracts totaling $280,000.

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


(In thousands)                         1996           1995
-------------------------------      --------       --------
Land and improvements                $  4,901       $  5,173
Buildings and improvements             26,452         24,385
Machinery and equipment                30,171         33,627
Leasehold improvements                    424            646
Construction in progress               10,281          2,519
                                     --------       --------
                                       72,229         66,350
Accumulated depreciation and
  amortization                        (17,324)       (16,704)
                                     --------       --------
                                     $ 54,905       $ 49,646
                                     ========       ========

INTANGIBLE ASSETS

  [Intangible assets are amortized using the straight-line method over each asset's estimated useful life ranging from three to twenty-five years.] Intangible assets at August 31 are comprised of:

                                                         1996
                            Useful     ---------------------------------------------
                             Life                     Accumulated
(in thousands)             in years       Cost        Amortization        Net Value
-----------------------------------    ---------     ---------------     ------------
Goodwill                      25        $10,267         $(1,979)           $ 8,288
Purchased technology         3-15         8,802          (3,451)             5,351
Patents                       10          6,686          (1,126)             5,560
Non-compete agreement         5-7         2,681          (2,173)               508
Customer base                 10          2,386            (131)             2,255
Assembled work force           5            726            (107)               619
                                        -------         -------            -------
                                        $31,548        $(8,967)           $22,581
                                        =======        =======            =======

                                                         1996
                            Useful     ---------------------------------------------
                             Life                     Accumulated
(in thousands)             in years       Cost        Amortization        Net Value
-----------------------------------     -------     ---------------     ------------
Goodwill                      25        $10,342         $(1,638)           $ 8,704
Purchased technology         3-15         5,584          (2,832)             2,752
Patents                       10          5,909            (649)             5,260
Non-compete agreement        5-7          2,732          (1,689)             1,043
                                        -------         -------            -------
                                        $24,567         $(6,808)           $17,759
                                        =======         =======            =======

  [The carrying value of tangible and other long-lived assets are reviewed upon a change in market conditions or business strategy. If the projected net cash flows from product revenues, royalty or license income at that time are less than the carrying value of the asset, a charge for impairment is recognized to reduce the carrying value of the intangible asset to its fair value.]

OTHER ASSETS

  The Company has an exclusive manufacturing agreement through 2010 for certain of its biopesticide products. Under the terms of the agreement, the Company will pay for the actual cost of manufacturing, excluding depreciation, plus a fee based on the actual number of units produced. Additionally, the Company paid $11.2 million to the manufacturer to fund the construction of a manufacturing facility. This payment has been classified as an other asset which is being amortized over the life of the agreement. Accumulated amortization totaled $984,000 and $284,000 at August 31, 1996 and 1995, respectively.

LINE OF CREDIT

  The Company has available a $25 million unsecured revolving bank line of credit, of which $1.5 million was outstanding at August 31, 1996. This line, which expires November 30, 1996, provides for short-term borrowings in U.S. dollars at the bank's prime rate (8.25% at August 31, 1996) plus .5% or in Eurodollars at an adjusted Eurodollar rate (5.875% at August 31, 1996) plus 2%. On an annual basis, the Company is required to pay a fee of .1% of the total commitment and a commitment fee of .25% on the unused portion. The credit agreement contains certain covenants which include the maintenance of a minimum consolidated net worth, maintenance of certain financial ratios, certain limitations on the incurrence of indebtedness or liens on the Company's assets and maintenance of a minimum cash, cash equivalents and securities available-for-sale balance of $10 million.

LONG-TERM LIABILITIES

  Long-term liabilities (amounts due after one year) at August 31 are as follows:


(In thousands)                                  1996          1995
----------------------------------------    ---------     --------
Liability for purchased technology         $    6,000    $      --
Pension and other liabilities                   2,470        1,767
Unsecured note payable to bank                     --        2,262
                                           ----------    ---------
                                                8,470        4,029
Less current portion included in
 current liabilities                           (3,242)        (738)
                                           ----------    ---------
Total long-term liabilities                $    5,228    $   3,291
                                           ==========    =========

RETIREMENT PLANS

  The Company has a tax deferred retirement and savings plan under Section 401(k) of the Internal Revenue Code whereby eligible employees may defer up to 20% of their gross pay through payroll deductions and contribute it to the plan. The Company has the option to match a portion of the savings contributions as prescribed in the plan not to exceed 3% of gross pay. Effective January 1, 1994, Mycogen Seeds' 401(k) plan was combined with the Company's 401(k) plan. Matching contributions to these plans during the years ended August 31, 1996, 1995 and 1994 totaled $521,000, $531,000 and $489,000, respectively.

COMMITMENTS

  At August 31, 1996, the Company had operating lease commitments on certain premises, machinery and office equipment which expire at various dates through 2001. Minimum future commitments under non-cancelable lease agreements having terms in excess of one year total: 1997, $559,000; 1998, $392,000; 1999,
$332,000; 2000, $161,000; 2001, $86,000 and thereafter, $11,000.  The Company also leases equipment and other facilities on a month-to-month basis. Rent expense under operating leases totaled $2.4 million, $2.0 million, and $1.8 million for the years ended 1996, 1995 and 1994, respectively.

NET LOSS PER COMMON SHARE

  Net loss per common share is determined by deducting dividends on preferred stock from net loss and dividing the net result by the weighted average number of common shares outstanding during the year. Common shares issuable under common stock equivalents and convertible preferred stock are not included in the computation of net loss per common share because their effect was not dilutive.

STOCK INCENTIVE PLANS

  Directors and key employees have been issued Mycogen stock options under the Company's 1992 and 1983 Stock Option Plans, as amended. Information about the status of the plans is presented below:

                                  Shares      Average Price
                             ------------------------------

Balance at August 31, 1993       2,868,820)    $  11.90
 Granted                           158,500)    $  10.66
 Exercised                         (51,037)    $   9.28
 Canceled                         (175,164)    $  12.95

Balance at August 31, 1994       2,801,119)    $  11.81
 Granted                         3,208,103)    $   8.63
 Exercised                         (14,193)    $   7.92
 Canceled                       (2,687,843)    $  12.00

Balance at August 31, 1995       3,307,186)    $   8.59
 Granted                         1,266,500     $  14.50
 Exercised                        (346,122)    $   9.15
 Canceled                         (109,614)    $   9.30
                             -------------
Balance at August 31, 1996       4,117,950     $  10.34
                             =============

  In December 1994, the Company, at the election of the option holder, repriced 2,209,603 outstanding options through cancellation of options with an average exercise price of $12.62 and a regrant of new options at an exercise price of $8.50. The new options vest in equal monthly installments over a new 36-month period measured from December 1994. Of the 4,117,950 outstanding options, 1,570,190 were exercisable and vested as of August 31, 1996. As of August 31, 1996, a total of 5,943,819 shares of common stock were reserved for future issuance under the plans and 1,825,869 shares of common stock were available for future grants.

  Pursuant to the Company's 1990 Restricted Stock Issuance Plan, officers were awarded a total of 96,000 and 96,500 shares of restricted stock in 1996 and 1995, respectively. As of August 31, 1996, a total of 27,500 shares of common stock were reserved for future issuance under the plan. Compensation expense related to these stock plans was $689,000, $148,000 and $396,000 in 1996, 1995 and 1994, respectively. Unamortized deferred compensation expense with respect to restricted stock issued aggregated $1,517,000 and $837,000 at August 31, 1996 and 1995, respectively.

  Pursuant to the Company's 1995 and 1988 Employee Stock Purchase Plans, employees purchased 32,669 shares at an average price of $9.99 per share, 42,334 shares at an average price of $7.65 per share and 53,264 shares at an average price of $8.74 per share in 1996, 1995 and 1994, respectively. As of August 31, 1996, there were 226,899 shares of common stock reserved for future issuance under the Plan.

  [FASB Statement No. 123, "Accounting for Stock-Based Compensation" prescribes
new requirements for stock-based compensation.   The application of this
Statement will be effective beginning with the Company's 1997 fiscal year-end. As allowed under Statement No. 123, the Company intends to continue accounting for stock compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, the Company does not believe adoption of this Statement
will have an impact on its consolidated financial statements.   In accordance
with Statement No. 123, the Company will present pro-forma disclosures of net income and earnings per share as if the Statement had been applied.]

STOCKHOLDER RIGHTS PLAN

  In October 1995, the Company entered into an Amended and Restated Rights Agreement ("the Rights Agreement") which amended and restated the 1992 Stockholder Rights Agreement. The Rights Agreement provides for the distribution of a preferred stock purchase right (a "Right") as a dividend for each share of the Company's common stock held of record immediately prior to a third party tendering to purchase 25% or more of the Company's common stock. Under certain conditions involving an acquisition by any person or group of 25% or more of the Company's common stock, the Rights entitle the holders (other than the 25% holder) to purchase one one-hundredths of a Preferred share upon payment of an exercise price per Right. The exercise price is currently $65.00; however, the purchase price is subject to adjustment under certain conditions. In addition, in the event of certain business combinations, the Rights permit the purchase of the common stock of an acquirer at a 50% discount. Under certain conditions, the Rights may be redeemed by the Company's Board of Directors at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's common stock. Unless extended, the Rights will expire on February 20, 2002.

SENIOR CONVERTIBLE CUMULATIVE PREFERRED STOCK, SERIES A

  In January 1996, Lubrizol converted 3,158 shares of the Company's Series A Senior Convertible Cumulative Preferred Stock, representing their entire interest in preferred stock, into 1,815,274 shares of common stock at a rate of $17.398 per share which was based on a premium of 25% over the average closing price of the Company's common stock for the 60 days prior to the conversion. At August 31, 1996, there were 3,940 shares authorized for issuance of the Company's Series A Preferred Stock, $.001 par value, and no outstanding shares. The changes in the number of shares of preferred stock issued and the aggregate liquidation preference are as follows:

                                                                 Aggregate
                                              Number of         Liquidation
(In thousands, except share data)              Shares           Preference
---------------------------------           ------------        -----------

Balance at August 31, 1994                         2,950        $  29,501
  Preferred stock dividend accrual                   150            1,503
                                            ------------        ---------
Balance at August 31, 1995                         3,100           31,004
  Preferred stock dividend accrual                    58              578
  Conversion to common stock                       3,158          (31,582)
                                            ------------        ---------
Balance at August 31, 1996                            --        $      --
                                            ============        =========

CONTRACT AND OTHER REVENUES

  [Research and other contract revenues are recorded as earned based on the percentage of completion basis or on the performance requirements of the contracts. Payments in excess of amounts earned are deferred. Research costs are expensed as incurred.] Costs and expenses related to research contracts totaled $4.4 million, $3.0 million and $4.7 million in 1996, 1995 and 1994, respectively.

RELATED PARTY TRANSACTIONS

  In December 1995, the Company entered into an agreement with Pioneer to develop transgenic crops with insect resistance. Under the agreement, Pioneer purchased 3,000,000 shares of the Company's common stock for $30 million and provided $10 million in research and development funding. Pioneer will provide an additional $11 million in funding near the end of 1998. Pioneer will receive non-exclusive rights to all Bt crop protection technology and associated technologies co-developed by the Company and Pioneer during the next 10 years. The COmpany and Pioneer are able to market their own products resulting from the collaboration, royalty-free, in North America. Pioneer will pay a royalty to Mycogen for jointly developed technology that it markets through seed products outside of North America. The Company has exclusive worldwide rights to license jointly developed technology to third parties. No proprietary seed lines will be shared by the companies. Contract revenues recognized under this agreement totaled $2.4 million in 1996. Deferred revenues of $7.6 million are included in the Consolidated Balance Sheet at August 31, 1996. At August 31, 1996, Pioneer owned 3,000,000 shares of common stock of the Company or 9.78% of the Company's outstanding shares of common stock.

  Lubrizol, a related party through February 1996, provided to Mycogen Seeds funding for research and development projects related to planting seeds that yield plants capable of producing oils with special characteristics. Related party research revenues under these agreements totaled $1.2 million, $2.6 million and $3.3 million in 1996, 1995 and 1994, respectively. Mycogen Seeds was the exclusive supplier of specified planting seed to a division of Lubrizol and managed the production of crops from such planting seed through September 1996. Related party operating revenues recognized under this arrangement through February 1996, totaled $1.4 million, $2.5 million and $1.9 million in 1996, 1995 and 1994, respectively.

  In January 1996, the Company agreed to acquire certain rights in oil seed
technology from Lubrizol for $8.0 million.   The Company made an initial payment
of $2.0 million and will pay $2.5 million and $3.5 million in January 1997 and 1998, respectively.

  In February 1996, Lubrizol sold its entire interest in the Company, 9,502,348 shares of common stock or 36.58% of the Company's outstanding shares of common stock, to DowElanco. DowElanco is a joint venture partnership between Dow Chemical and Eli Lilly and Company engaged in the discovery, development, manufacture and distribution of agricultural products used in crop protection and production, and for industrial pest control. As of August 31, 1996, DowElanco owned 14,614,102 shares of the Company's common stock, or 47.64% of the Company's outstanding shares of common stock, and may acquire additional shares of the Company's common stock subject to certain restrictions.

SPECIAL CHARGES

  In connection with the acquisition of UAS and the rights in oil seed technology from Lubrizol in 1996 and the acquisition of an additional ownership interest in Mycogen Seeds in 1994, $10.3 million and $26.6 million, respectively, of the purchase price was allocated to certain technologies not yet completed and, therefore, was written-off as acquired in-process technology as of the respective acquisition dates.

  The Company's Seed segment recognized impairment losses and exit costs totaling $13.4 million and $1.0 million, respectively, during 1996 as a result of management's decision to dispose of or sell certain corn production plants and related assets that did not meet quality production standards in connection with a plan to upgrade the quality of seed production. The production plants not sold in fiscal 1996 are expected to be sold during fiscal 1997. The fair values of the assets were based on letters of intent from prospective buyers and management estimates. The impairment losses and exit costs are included in special charges in the Consolidated Statement of Operations. The carrying amount of the assets held for sale total $1.1 million, of which $.7 million is included in other current assets and $.4 million is included in other long-term assets in the Consolidated Balance Sheet at August 31, 1996. Exit costs totaling $.7 million are included in other current liabilities at August 31, 1996.

  During 1995, an impairment loss of $1.6 million was recognized by the Crop Protection segment, reducing the carrying amount of a paid-up, royalty-free, non-exclusive license included in purchased technology to its fair value as a result of the discontinuation of a certain product development program. The fair value was determined using discounted cash flow projections for this product. The impairment loss is included in amortization expense in the Consolidated Statement of Operations.

  In December 1993, the Company consolidated certain manufacturing locations and eliminated certain brand names and hybrids. This resulted in restructuring charges during 1994 of $9.8 million for excess and obsolete inventories, plant shut-down and the termination of Mycogen Seeds' pension plan which is included in special charges in the consolidated statement of operations.

INCOME TAXES

  [The Company accounts for income taxes under the liability method required by FASB Statement No. 109, "Accounting for Income Taxes."] At August 31, 1996, the Company has a federal tax net operating loss carryforward of approximately $66.8 million and a California net operating loss carryforward of approximately $12.1 million. The Company has federal and state research tax credit carryforwards totaling approximately $2.7 million and $.5 million, respectively. The federal tax loss and credit carryforwards will expire in years 1997 through 2011 unless previously utilized. California tax loss and credit carryforwards, if not utilized, will expire in years 1997 through 2001. The Company also has a capital loss carryforward of $2.6 million which will expire in 1999 if not utilized.

  At August 31, 1996 and 1995, approximately $3.5 million and $1.5 million, respectively, of the deferred tax assets relate to tax benefits associated with the exercise or disqualifying disposition of stock options. Such benefits are credited to additional paid-in capital when realized.

  Foreign taxable income has been eliminated through the use of net operating losses in the countries where the income was generated.

  The Company incurred a change in ownership, as defined by Internal Revenue Code Section 382, during 1996. Such change of ownership could limit the use in any one year of the full amount of the net operating loss and tax credit carryforwards previously described. However, the Company believes that the limitation will not have a material impact upon the utilization of its carryforwards. The Company's use of its net operating loss and tax credit carryforwards could be further limited in the event of future cumulative changes in stock ownership.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of August 31 are as follows:

(In thousands)                                     1996           1995
--------------------------------------------    ----------     ----------
Deferred tax assets:
  Net operating loss carryforwards              $  24,120      $  18,761
  Tax basis of inventory greater than book          4,532          2,787
  Reserve for impaired assets                       6,150              -
  Research credit carryforwards                     3,247          3,418
  Deferred revenue                                  3,131              -
  Capitalized research expenditures                 3,016          2,571
  In-process technology                             2,706              -
  Tax basis of receivables greater than book        1,455          1,177
  Capital loss carryforward                         1,073          1,073
  Other items with tax basis greater
   than book                                           -           1,309
                                                ----------     ----------
    Total deferred tax assets                      49,430         31,096
    Less: Valuation allowance                     (46,633)       (30,499)
                                                ----------     ----------
       Net deferred tax assets                      2,797            597
    Tax depreciation in excess of book             (2,473)             -
    Other net deferred tax liabilities               (324)          (597)
                                                ----------     ----------
       Net deferred taxes                       $       -      $       -
                                                ==========     ==========

  Due to the uncertainty surrounding the future realization of the deferred tax assets, a valuation allowance of $46.6 million was included as a reduction of deferred tax assets August 31, 1996.

  For financial reporting purposes, net income (loss) before dividends on preferred stock for the years ended August 31 includes the following components:


(In thousands)                 1996           1995           1994
------------------------    ----------     ----------     ----------
Pretax income (loss):
  United States              $(44,440)     $(17,785)      $(29,474)
  Foreign                      (2,618)        3,342         (2,156)
                            ----------     ----------     ----------
                             $(47,058)     $(14,443)      $(31,630)
                            ==========     ==========     ==========

    The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense for the years ended August 31 is:


                                     1996       1995      1994
                                  ---------   --------  --------
Tax at U.S. statutory rate            35 %       35 %      35 %
Effect of net operating losses       (35)%      (35)%     (35)%
                                  ---------   --------  --------
                                       0 %        0 %       0 %
                                  =========   ========  ========

SUBSEQUENT EVENTS

  In September 1996, the Company purchased Morgan Seeds, Argentina's third largest seed company, for $27 million in cash. Morgan Seeds' principal products are corn and sunflower planting seed. The acquisition will be accounted for as a purchase as of the acquisition date.

  In September 1996, the Company acquired Lubrizol's technology and assets relating to specialty sunflowers, including high oleic sunflowers, as well as technology and assets relating to high oleic and high erucic rapeseed for $7.6 million. In a related transaction, the Company entered into a supply agreement with AC Humko where by the Company will produce crude high oleic sunflower oil exclusively for AC Humko in North America. AC Humko, a subsidiary of Associated British Foods, is a supplier of specialty oils and shortenings, non-dairy creamers and cheese products to the food processor, food service and retail food industries.

  In October 1996, the Company signed a letter of intent to exchange its ownership interest in its two European subsidiaries, Mycogen S.A. and Mycogen SRL, and other assets for an 18.75% ownership interest in Verneuil. The transaction is subject to the completion of definitive agreements and is expected to be completed by December 1996.

                              MYCOGEN CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE YEARS ENDED AUGUST 31, 1996 AND 1995
                                 (In thousands)

------------------------------------------------------------------------------------------------------
                                     Balance at   Charged to   Charged to                   Balance at
                                     beginning    costs and      other                        end of
           Description               of period     expenses     accounts     Deductions       period
------------------------------------------------------------------------------------------------------
Year ended August 31, 1996
--------------------------
Allowance for doubtful accounts       $2,585       $1,990      $  --         $   (774)/1/     $3,801
Inventory allowances                  $4,288       $9,737      $  --          $(4,506)/2/     $9,519

Year ended August 31, 1995
--------------------------
Allowance for doubtful accounts       $3,915       $  292      $  --         $(1,622)/1/      $2,585
Inventory allowances                  $2,099       $4,602      $  --         $(2,413)/2/      $4,288

/1/   Amount relates to accounts receivable written off.
/2/   Amount relates to inventory written off.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Mycogen Corporation

We have audited the accompanying consolidated balance sheets of Mycogen Corporation as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mycogen Corporation at August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                           Ernst & Young LLP


San Diego, California
October 11, 1996

                              MYCOGEN CORPORATION
                                  EXHIBIT 27
                            FINANCIAL DATA SCHEDULE
                       FISCAL YEAR END:  AUGUST 31, 1996
                     (In thousands, except per share data)

                                                YEAR ENDED
                                              AUGUST 31, 1996
                                              ----------------
 Cash and cash items                                35,854
 Marketable securities                              32,184
 Notes and accounts receivable-trade                34,501
 Allowances for doubtful accounts                    3,801
 Inventory                                          37,177
 Total Current Assets                              137,795
 Property, Plant and Equipment                      72,229
 Accumulated depreciation                           17,324
 Total Assets                                      227,469
 Total current liabilities                          41,047
 Bonds, mortgages, and similar debts                     -
 Preferred stock-mandatory redemption                    -
 Preferred stock-no mandatory redemption                 -
 Common Stock                                           31
 Other stockholders' equity                        330,973
 Total liabilities and stockholders'
  equity                                           227,469
 Net sales of tangible products                    146,800
 Total revenues                                    155,589
 Cost of tangible goods sold                        93,508
 Total costs and expenses applicable to
  sales and revenues                                93,508
 Other costs and expenses                                -
 Provision for doubtful accounts and
  notes                                              1,990
 Interest and amortization of debt
  discount                                               -
 Income before taxes and other items               (47,058)
 Income tax expense                                      -
 Income/loss continuing operations                 (47,058)
 Discontinued operations                                 -
 Extraordinary items                                     -
 Cumulative effect-changes in
  accounting principles                                  -
 Net income or loss                                (47,058)
 Earnings per share-primary                          (1.81)
 Earnings per share-fully diluted                    (1.81)

                              MYCOGEN CORPORATION
                            QUARTERLY FINANCIAL DATA
                                  (UNAUDITED)

(In thousands, except per share data)                    Quarter Ended
------------------------------------------------------------------------------------
                                            First      Second      Third     Fourth
1996:
Net operating revenues                     $12,049    $ 35,575    $78,015   $ 21,161
Cost of operating revenues                   7,824      21,891     53,406     10,387
Gross profit                                 4,225      13,684     24,609     10,774
Contract and other revenues                  1,571       2,580      2,360      2,278
Operating expenses                          13,363      41,255     24,129     33,483
Operating income (loss)                     (7,567)    (24,991)     2,840    (20,431)
Non-operating income                           155         641        681      1,614
Dividends on preferred stock                   384         194         --         --
Net income (loss) applicable to commmon
 shares                                     (7,796)    (24,544)     3,521    (18,817)
Net income (loss) per common share            (.40)      (1.00)       .11       (.61)

1995:
Net operating revenues                     $ 9,509    $ 27,661    $55,869   $ 13,130
Cost of operating revenues                   6,245      15,637     34,052     11,032
Gross profit                                 3,264      12,024     21,817      2,098
Contract and other revenues                  1,896       1,715      1,971      1,467
Operating expenses                          12,704      14,949     16,512     17,604
Operating income (loss)                     (7,544)     (1,210)     7,276    (14,039)
Non-operating income                           529         371         63        111
Dividends on preferred stock                   369         373        378        383
Net income (loss) applicable to common
 shares                                     (7,384)     (1,212)     6,961    (14,311)
Net income (loss) per common share            (.39)       (.06)       .36       (.74)

The Company's fiscal quarters end in November, February, May and August.

COPIES OF FORM 10-K

Shareowners may reach Mycogen's Investor Relations group by calling (800) 745-7475, between the hours of 7:30 a.m. and 4:30 p.m., Pacific time, via e-mail at info@mycogen.com, by telefax at (619) 453-0142, or by writing to Investor Relations, Mycogen Corporation, 5501 Oberlin Drive, San Diego, CA 92121-1718. News releases, product information, Securities and Exchange Commission filings including forms 10-K, 10-Q and 8-K and other company information are also available on Mycogen's Worldwide Web site: http://www.mycogen.com.



ANNUAL MEETING

The Annual Meeting of Mycogen Corporation will be held at 10 a.m. on December 12, 1996, in the Corn Conference room at the Company's headquarters located at 5501 Oberlin Drive, San Diego, California. All shareowners are cordially invited to attend.