Form 10-Q
period 1996-11-30
MYCOGEN CORP
filed 1997-01-14
CIK 813742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1996
                               -----------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ____________________

                        Commission file number: 0-15881
                                                -------

                              MYCOGEN CORPORATION
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                California                        95-3802654
     -------------------------------    ---------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)         Identification No.)

     5501 Oberlin Drive,  San Diego, California                 92121
     ------------------------------------------           ----------------
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


   30,789,844 shares of Common Stock were outstanding as of January 3, 1996.

PART 1-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              MYCOGEN CORPORATION

            INTERIM CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                          THREE MONTHS ENDED
                                                              NOVEMBER 30,
                                                          1996        1995
                                                      -----------  -----------
                                                             (UNAUDITED)
Net operating revenues..............................  $    16,290  $    12,049
Contract and other revenues:
  Unrelated parties.................................        1,216          896
  Related party.....................................        1,194          675
                                                      -----------  -----------
    Total revenues..................................       18,700       13,620
                                                      -----------  -----------

Costs and expenses:
  Cost of operating revenues........................       10,148        7,823
  Selling, general and administrative...............       11,934        8,181
  Research and development..........................        4,909        4,579
  Amortization of intangible assets.................          750          604
  Equity in net loss of investees...................        1,326            -
                                                      -----------  -----------
    Total costs and expenses........................       29,067       21,187
                                                      -----------  -----------

Operating loss......................................      (10,367)      (7,567)

  Interest income and expense, net..................           99          148
  Exchange gain.....................................           40            7
                                                      -----------  -----------
Net loss............................................      (10,228)      (7,412)
Dividends on preferred stock........................            -         (384)
                                                      -----------  -----------
Net loss applicable to common shares................  $   (10,228) $    (7,796)
                                                      ===========  ===========

Net loss per common share                             $      (.33) $      (.40)
                                                      ===========  ===========
Weighted average number of shares                          30,709       19,447
                                                      ===========  ===========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              MYCOGEN CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Dollars in thousands, except par value data)

                                                     NOVEMBER 30,    AUGUST 31,
                                                        1996           1996
                                                     (UNAUDITED)      (NOTE)
                 ASSETS                              ------------    ----------
Current assets:
 Cash and cash equivalents.......................... $  16,231       $  35,854
 Securities available-for-sale......................    12,055          32,184
 Accounts and notes receivable, net of allowances...    26,735          30,700
 Inventories........................................    85,769          37,177
 Prepaid expenses...................................     2,770           1,125
 Other current assets...............................     3,131             755
                                                     ------------    ----------
  Total current assets..............................   146,691         137,795

Net property, plant and equipment...................    67,486          54,905
Net intangible assets...............................    34,163          22,581
Other assets........................................    12,899          12,188
                                                     ------------    ----------
Total assets........................................ $ 261,239       $ 227,469
                                                     ============    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings.............................. $  22,480       $   1,520
 Accounts payable...................................    24,300           8,697
 Accrued compensation and related taxes.............     7,770           6,755
 Deferred revenues..................................    20,535          12,101
 Other current liabilities..........................     6,271          11,974
                                                     ------------    ----------
  Total current liabilities.........................    81,356          41,047

Long-term liabilities...............................     7,688           5,228

Stockholders' equity:
 Common stock, $.001 par value, 40,000,000 shares
 authorized; 30,753,723 and 30,678,537 shares issued
 and outstanding at November 30, 1996 and August 31,
 1996, respectively.................................        31              31
Additional paid in capital..........................   332,202         330,973
Deficit.............................................  (160,038)       (149,810)
                                                     ------------    ----------
  Total stockholders' equity........................   172,195         181,194
                                                     ------------    ----------
Total liablities and stockholders' equity........... $ 261,239       $ 227,469
                                                     ============    ==========

Note: The balance sheet at August 31, 1996 has been derived from the audited financial statements at that date.

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              MYCOGEN CORPORATION

            INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                          THREE MONTHS ENDED
                                                             NOVEMBER 30,
                                                          1996          1995
                                                       -----------  -----------
                                                       (UNAUDITED)  (UNAUDITED)
Operating activities:
 Net loss............................................. $ (10,228)   $  (7,412)
 Items which did not use cash:
  Depreciation........................................     1,253        1,144
  Amortization of intangible assets...................       750          587
  Other expense not requiring cash....................       451          455
 Changes in operating assets and liabilities:
  Accounts and notes receivable.......................    10,812       14,378
  Inventories.........................................   (32,116)     (13,334)
  Prepaid expenses....................................    (1,829)        (495)
  Accounts payable....................................    14,054        4,509
  Deferred revenues...................................     8,435        1,455
  Other current liabilities...........................    (5,761)      (1,073)
                                                       -----------  -----------
   Cash provided by (used in) operating activities....   (14,179)         214
                                                       -----------  -----------
Investing activities:
 Proceeds from sales of available-for-sale securities.    17,926        2,993
 Proceeds from maturities of available-for-sale
  securities..........................................     2,361          291
 Capital expenditures.................................    (6,685)        (812)
 Net cash paid for business combinations..............   (29,890)           -
 Change in intangibles and other assets...............      (652)        (472)
                                                       -----------  -----------
   Cash provided by (used in) investing activities....   (16,940)       2,000
                                                       -----------  -----------
Financing activities:
 Net change in short-term borrowings..................    10,782        6,000
 Payments on long-term borrowings.....................       (85)        (110)
 Proceeds from sale of common stock...................       749          782
                                                       -----------  -----------
   Cash provided by financing activities..............    11,446        6,672
                                                       -----------  -----------
Effect of exchange rate changes on cash and cash
 equivalents..........................................        50           63
                                                       -----------  -----------

Increase (decrease) in cash and cash equivalents......   (19,623)       8,949
Cash and cash equivalents at beginning of period......    35,854        5,687
                                                       -----------  -----------
Cash and cash equivalents at end of period............ $  16,231    $  14,636
                                                       ===========  ===========

See accompanying Notes to Interim Consolidated Financial Statements.

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

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report and Form 10-K of the Company for the fiscal year ended August 31, 1996.

The Company's business is highly seasonal. Operating revenues are expected to be concentrated principally in the quarters ending in February and May as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months ended November 30, 1996 are not indicative of operating revenues and results to be expected for a full fiscal year.

Acquisition of Morgan Seeds
---------------------------

In September 1996, the Company purchased all of the stock of Santa Ursula S.A.A.I.C. e I. ("Morgan Seeds"), the third largest seed company in Argentina, for $27 million in cash. Morgan Seeds' principal products are corn and sunflower planting seed. The acquisition of Morgan Seeds was accounted for as a purchase and, accordingly, the assets and liabilities of Morgan Seeds are included in the Consolidated Balance Sheet as of November 30, 1996. The purchase price allocation is an estimate that is subject to final adjustments which are not expected to be material. The following consolidated, pro forma, unaudited summary of operations data for the three months ended November 30, 1996 and 1995 assumes that the acquisition occurred on September 1, 1996 and 1995, respectively.


                                            Three months ended November 30,
                                            -------------------------------
(In thousands, except per share data)            1996              1995
                                            --------------     ------------
Total revenues                              $    20,318        $     19,063
Net income (loss) applicable to common
 shares                                     $   (10,210)       $     (6,766)
Net income (loss) per common share          $      (.33)       $       (.35)

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


Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------
Non-cash investing and financing activities are as follows:

In conjunction with the acquisition of Morgan Seeds and the purchase of the Lubrizol Corporation's ("Lubrizol") SVO high oleic operations, non-cash investing and financing activities were allocated as follows:

                                            Three months ended November 30,
                                            -------------------------------
(In thousands)                                 1996                 1995
                                            -----------          ----------
Business acquisitions:
Fair value of assets acquired, other
 than cash                                  $    45,286          $   -
Liabilities assumed                             (15,396)             -
                                            -----------          ----------
Net cash paid for acquisitions              $    29,890          $   -
                                            ===========          ==========

Other non-cash investing and financing activities are as follows:

                                            Three months ended November 30,
                                            -------------------------------
(In thousands)                                 1996                 1995
                                            -----------          ----------
Dividends on preferred stock                $    -               $      384
                                            ===========          ==========

Inventories
-----------
Inventories are comprised of:

                                            November 30, 1996    August 31, 1996
                                            -----------------    ---------------
(In thousands)
Raw materials and supplies                    $      4,909        $     3,819
Work in process                                     31,979             10,810
Finished goods                                      48,881             22,548
                                              ------------        -----------
  Total                                       $     85,769        $    37,177
                                              ============        ===========

Accumulated Depreciation and Amortization
-----------------------------------------
Accumulated depreciation of property, plant and equipment was $18.5 million and $17.3 million at November 30, 1996 and August 31, 1996, respectively.

Accumulated amortization of intangible assets was $9.7 million and $9.0 million at November 30, 1996 and August 31, 1996, respectively.

Income Taxes
------------

No provision for income tax is recognized for the three months ended November 30, 1996 since the Company anticipates that the effective tax rate for the year ending August 31, 1997 will be zero due to the available net operating loss carryforwards.


Net Loss Per Common Share
-------------------------

Net loss per common share for the three months ended November 30, 1996 is determined by dividing the net loss by the weighted average number of common shares outstanding during the respective period. The dilutive effect of common shares issuable under stock options was less than 3% and was not included in the computation of primary earnings per share.


Subsequent Event
----------------

In December 1996, the Company exchanged its ownership interest in two European subsidiaries, Mycogen S.A. and Mycogen SRL and $2.1 million in cash for an 18.75% ownership interest in Verneuil Holding, S.A. ("Verneuil"). The European subsidiaries fiscal 1997 operating results are reported in the Consolidated Statements of Operations as equity in net loss of investees.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

ACQUISITIONS

     In September 1996, the Company acquired all of the shares of common stock of Morgan Seeds. The assets and liabilities of Morgan Seeds are included in the Consolidated Balance Sheet at November 30, 1996 and the results of operations from the acquisition date are reflected in the Company's Consolidated Statements of Operations.

     In September 1996, the Company acquired Lubrizol's technology and assets relating to specialty sunflowers, including high oleic sunflowers, as well as technology and assets relating to high oleic and high erucic rapeseed for $7.6 million. In a related transaction, the Company entered into a supply agreement with AC Humko whereby the Company will produce crude high oleic sunflower oil exclusively for AC Humko in North America.

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

     Weather, competition, regulation and other external factors may affect Mycogen's ability to increase operating revenues and achieve profitability. The Company must also continue to invest in the commercialization of existing products and in discovery and development of new products, so the trend in losses from operations may continue if revenues do not increase.

SEGMENT OPERATING REVENUES AND OPERATING LOSS

                               Three months ended November 30,
(In thousands)                     1996               1995
                               ------------        ----------
Operating Revenues
 Seed                          $      6,902        $    1,126
 Crop Protection                      9,388            10,923
                               ------------        ----------
Total Operating Revenues       $     16,290        $   12,049
                               ============        ==========

                               Three months ended November 30,
Operating Income (Loss)            1996               1995
                               ------------        ----------
 Seed                          $     (9,732)       $   (7,635)
 Crop Protection                        483               336
 Corporate                           (1,118)             (268)
                               ------------        ----------
Total Operating Loss           $    (10,367)       $   (7,567)
                               ============        ==========

                                 SEED SEGMENT

OPERATING REVENUES: Seed operating revenues increased $5.8 million primarily due to the acquisitions of Morgan Seeds and other seed and oil sales in Argentina. The majority of Seed operating revenues are recorded during the second and third fiscal quarters.

OPERATING LOSS: First quarter Seed operating losses increased $2.1 million from last year's first quarter. The increase in operating losses is due to higher selling and marketing expenses attributable to the acquisition of UAS and expanded technical services support, and higher legal costs incurred to enforce the Company's intellectual property rights. The increase in costs were partially offset by higher gross profits of $2.4 million due to higher operating revenues and higher contract and other revenues of $.9 million due primarily to contract and royalty agreements with Pioneer Hi-Bred International, Inc.

The Company currently is a party to seven separate litigations arising out of disputes over patent and license rights for insect resistance and herbicide tolerance technology in plants. The Company will continue to assert and enforce its positions in these matters, and therefore, will continue to incur significant legal expenses.


                            CROP PROTECTION SEGMENT

OPERATING REVENUES: First quarter Crop Protection operating revenues decreased $1.5 million to $9.4 million for the three months ended November 30, 1996 compared to the same period last year. Soilserv sales decreased $.8 million due to fewer aerial applications resulting from lower insect pressure. Lower sales of MVP(R) powder to Kubota accounted for the remainder of the decline. The majority of Crop Protection revenues are recorded during the third and fourth fiscal quarters.

OPERATING INCOME: Crop Protection operating profits increased $.1 million in the first fiscal quarter 1997 compared to 1996. Lower research and development, selling, general and administrative expenses resulting primarily from headcount and expense reductions were offset by lower gross profits due to the decrease in operating revenues.

                               CORPORATE SEGMENT

Corporate operating losses increased $.9 million for the three months ended November 30, 1996 compared to the same period last fiscal year as the Company reallocated certain administrative and research resources from the segments to pursue corporate activities.


                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and securities available-for-sale decreased by $39.8 million to $28.3 million during the three months ended November 30, 1996. The acquisition of Morgan Seeds and Lubrizol's remaining interest in oil seed technology and certain related assets accounted for $29.9 million of this decrease. Cash used for operating activities of $14.2 million, repayment of $6.2 million of debt acquired with the acquisition of Morgan Seeds and capital expenditures of $3.7 million also contributed to the decrease. Proceeds of $14.5 million from the Company's bank line of credit facility offset a portion of these expenditures. The Company has a $40 million bank line of credit facility, which expires November 30, 1997, to fund portions of its seasonal working capital needs, of which $23.4 million was unused at November 30, 1996.

     During the first quarter, the Company invested $2.6 million to upgrade seed production facilities and to add seed production capacity and expects to invest another $18.7 million during the remainder of fiscal 1997. During the first quarter, the Company invested $3.1 million for completion of Mycogen Seeds' new headquarters. Other capital expenditures are expected to total $7 million during fiscal 1997.

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

PART II - OTHER INFORMATION

Item 3.  Legal Proceedings


     On May 19, 1995, Mycogen's subsidiary, Mycogen Plant Science, Inc. ("MPSI"), filed suit in Federal District Court in San Diego, California, claiming that Monsanto Company's ("Monsanto") use of synthetic Bacillus thuringiensis ("Bt") genes to develop and sell seeds for insect-resistant plants infringes Mycogen's U.S. patent covering the process used to synthesize Bt genes. Certain claims within that suit were dismissed by the court in 1995, and others still are pending.

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

     On April 30, 1996, DeKalb filed suit in Federal District Court in Rockford, Illinois, claiming that Mycogen's and Ciba Seeds' Bt seed corn products infringe DeKalb's patents covering Bt insect resistance and glufosinate herbicide tolerance in corn. On May 1, 1996, Mycogen Seeds filed a declaratory judgment action in Federal District Court in San Diego, stating that its Bt seed corn does not infringe DeKalb's patents. That case was transferred to Rockford, Illinois, for consolidation with the DeKalb lawsuits against Mycogen. On July 23, 1996, DeKalb filed suit in Rockford, Illinois, against Mycogen and Ciba Seeds for infringement of US Patents 5,538,877 and 5,538,880 relating to insect
resistant and herbicide resistant corn.   On August 27, 1996, DeKalb amended its
July 23rd lawsuit to add newly issued patent 5,550,318.

     On August 15, 1996, MPSI filed in Federal District Court in Wilmington, Delaware, an action to reverse a ruling of the Board of Patent Appeals and Interferences that a Monsanto patent application does not have claims covering the same invention as a patent application filed by MPSI. Both patents relate to the use of truncated Bt genes.

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

     On November 7, 1996, the Patent office notified MPSI that certain claims in MPSI's issued U.S. Patent No. 5,380,831 relating to coding sequences in synthetic insecticidal crystal protein genes were in conflict with the claims of two other patent applications and that the matter was being referred to the Board of Patent Appeals and Interferences. Mycogen Seeds current transgenic insect resistant corn does utilize coding sequences covered by these claims.

     This litigation is not expected to have a material adverse effect on the Company's business or consolidated financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.

     a)   The annual meeting of stockholders was held on December 12, 1996.

     b)   See c) below.

     c) The following members of the Board of Directors were elected to serve until the next Annual Meeting and until their successors are elected and qualified:

                                   Number of Votes Cast
                                  Affirmative   Negative
                                  -----------   --------
          Thomas J. Cable          26,590,913    362,488
          Jerry D. Caulder         26,595,326    358,075
          Perry J. Gehring         26,590,256    363,145
          John L. Hagaman          26,591,156    362,245
          David H. Rammler         26,594,083    359,318
          Louis W. Pribila         26,592,129    361,272
          William C. Schmidt       26,590,956    362,445
          G. William Tolbert       26,594,506    358,895
          W. Wayne Withers         26,593,956    359,445

          The proposal to approve the various amendments to the Company's 1992 Stock Option Plan including an increase in the number of shares of Common Stock reserved for issuance under such plan by two million shares of Common Stock will be reserved for issuance, was approved by 17,979,913 affirmative votes vs. 6,655,287 negative votes vs. 51,092 abstentions vs. 2,267,109 broker non-votes.

          The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending August 31, 1996 was approved by 26,900,443 affirmative votes vs. 29,504 negative votes vs. 23,454 abstentions.

     d)   Not applicable.

     Item 6.  Exhibits and Reports on Form 8-K.

     a) Exhibits
          Exhibit 27 - Financial Data Schedule.  See Exhibit 27 attached hereto.

     b) Reports on Form 8-K
          A current report on Form 8-K was filed on October 15, 1996 to report the Company's acquisition of Morgan Seeds.

          Current report on Form 8-K/A was filed on December 6, 1996 to amend the Form 8-K filed October 15, 1996, reporting the Company's acquisition of Morgan Seeds, to include Item 7. Financial statements and Exhibits.



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Mycogen Corporation
                                      -------------------
                                      (Registrant)


Date: January 13, 1997                /s/ James. A. Baumker
      ----------------                ---------------------
                                      James A. Baumker
                                      Vice President and Chief Financial Officer