Form 10-Q
period 1997-02-28
MYCOGEN CORP
filed 1997-04-09
CIK 813742

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended February 28, 1997
                               -----------------

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from           to
                               ---------    ----------

                        Commission file number: 0-15881
                                                -------

                               MYCOGEN CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                    95-3802654
   -------------------------------                    -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

5501 Oberlin Drive,  San Diego, California                    92121
------------------------------------------             ------------------
(Address of principal executive offices)                    (Zip Code)


                                 (619) 453-8030
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                       -----      ------

     30,928,400 shares of Common Stock were outstanding as of April 2, 1997.

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              MYCOGEN CORPORATION

            INTERIM CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)


                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                      FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,    FEBRUARY 29,
                                          1997           1996           1997           1996
                                     -------------   ------------   ------------    -----------
                                             (UNAUDITED)                    (UNAUDITED)
Net operating revenues...............   $   70,281       $   35,575   $   86,571       $  47,624

Contract and other revenues:
  Unrelated parties..................          735            1,372        1,386           2,268
  Related parties....................        1,313            1,208        3,072           1,883
                                        ----------       ----------   ----------       ---------
      Total revenues.................       72,329           38,155       91,029          51,775
                                        ----------       ----------   ----------       ---------
Costs and expenses:
  Cost of operating revenues.........       44,169           21,892       54,317          29,715
  Selling and marketing..............       11,147            8,273       19,291          13,321
  Research and development...........        5,672            5,080       10,581           9,659
  General and administrative.........        5,083            3,821        8,259           6,954
  Amortization of intangible assets..          766              480        1,516           1,084
  Special charges....................            -           22,890            -          22,890
  Patent litigation fees.............        1,519              710        2,133             710
  Equity in net loss of investees....            -                -        1,326               -
                                        ----------       ----------   ----------       ---------
      Total costs and expenses.......       68,356           63,146       97,423          84,333
                                        ----------       ----------   ----------       ---------
Operating income (loss)..............        3,973          (24,991)      (6,394)        (32,558)

  Interest income and expense, net...         (166)             625          (67)            773
  Exchange gain (loss)...............           (2)              16           38              23
                                        ----------       ----------   ----------       ---------
Net income (loss) before income
 taxes...............................        3,805          (24,350)      (6,423)        (31,762)
Provision for income taxes...........        1,122                -        1,122               -
                                        ----------       ----------   ----------       ---------
Net  income (loss)...................        2,683          (24,350)      (7,545)        (31,762)
Dividends on preferred stock.........            -             (194)           -            (578)
                                        ----------       ----------   ----------       ---------
Net income (loss) applicable to
 commons hares.......................   $    2,683       $  (24,544)  $   (7,545)      $ (32,340)
                                        ==========       ==========   ==========       =========
Net income (loss) per common share:
  Primary and assuming full dilution.   $      .08       $    (1.00)  $     (.25)      $   (1.47)
                                        ==========       ==========   ==========       =========

Weighted average number of shares:
  Primary............................       33,136           24,426       30,768          21,937
                                        ==========       ==========   ==========       =========
  Assuming full dilution.............       33,554           24,426       30,768          21,937
                                        ==========       ==========   ==========       =========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              MYCOGEN CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (Dollars in thousands, except par value data)

                                                                    FEBRUARY 28,           AUGUST 31,
                                                                        1997                  1996
                                   ASSETS                           (UNAUDITED)              (NOTE)
                                                                    -----------            ----------
Current assets:
  Cash and cash equivalents......................................   $   5,198              $  35,854
  Securities available-for-sale..................................         497                 32,184
  Accounts and notes receivable, net of allowances...............      48,928                 30,700
  Inventories....................................................      70,970                 37,177
  Prepaid expenses...............................................       4,602                  1,125
  Other current assets...........................................       2,231                    755
                                                                    -----------            ----------
    Total current assets.........................................     132,426                137,795

Net property, plant and equipment................................      71,545                  54,905
Net intangible assets............................................      33,841                  22,581
Other assets.....................................................      24,938                  12,188
                                                                    -----------            ----------
Total assets.....................................................   $ 262,750              $  227,469
                                                                    ===========            ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..........................................   $   6,260              $    1,520
  Accounts payable...............................................      19,742                   8,697
  Accrued compensation and related taxes.........................       4,825                   6,755
  Deferred revenues..............................................      30,987                  12,101
  Other current liabilities......................................       9,118                  11,974
                                                                    -----------            ----------
    Total current liabilities....................................      70,932                  41,047

Long-term liabilities............................................      16,106                   5,228

Stockholders' equity:
  Common stock, $.001 par value,  40,000,000 shares
    authorized;  30,893,036 and
    30,678,537 shares issued and outstanding at
    February 28, 1997 and August 31, 1996, respectively..........          31                      31
  Additional paid-in capital.....................................     333,036                 330,973
  Deficit........................................................    (157,355)               (149,810)
                                                                    -----------            ----------
    Total stockholders' equity...................................     175,712                 181,194
                                                                    -----------            ----------

Total liabilities and stockholders' equity.......................   $ 262,750              $  227,469
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

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              MYCOGEN CORPORATION

            INTERIM CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                                   SIX MONTHS ENDED
                                                                             FEBRUARY 28,       FEBRUARY 29,
                                                                                1997               1996
                                                                           ---------------    ---------------
                                                                             (UNAUDITED)        (UNAUDITED)
Operating activities:
  Net loss.............................................................      $    (7,545)       $   (31,762)
  Items which did not use cash:
    Special charges....................................................                -             20,890
    Depreciation.......................................................            2,540              2,472
    Amortization of intangible assets..................................            1,517              1,084
    Other expense not requiring cash...................................            2,816              1,003
  Changes in operating assets and liabilities:
    Accounts and notes receivable......................................          (13,708)             4,935
    Inventories........................................................          (22,157)           (10,666)
    Prepaid expenses...................................................           (3,941)            (1,473)
    Accounts payable...................................................            6,603              1,005
    Deferred revenues..................................................           18,886             19,128
    Other current liabilities..........................................           (7,789)            (4,847)
                                                                             -----------        -----------
      Cash provided by (used in) operating activities..................          (22,778)             1,769
                                                                             -----------        -----------
Investing activities:
  Proceeds from sales of available-for-sale securities.................           28,140             13,420
  Proceeds from maturities of available-for-sale securities............            3,703                564
  Purchases of available-for-sale securities...........................                -            (38,431)
  Capital expenditures.................................................          (13,766)            (1,990)
  Business combinations................................................          (36,959)                 -
  Change in intangibles and other assets...............................             (366)              (793)
                                                                             -----------        -----------
      Cash used in investing activities................................          (19,248)           (27,230)
                                                                             -----------        -----------
Financing activities:
  Net change in short-term borrowings..................................           (5,439)                 -
  Proceeds from long-term borrowings...................................           15,000                  -
  Payments on long-term borrowings.....................................              (97)              (208)
  Proceeds from sale of common stock...................................            1,854             58,744
                                                                             -----------        -----------
    Cash provided by financing activities..............................           11,318             58,536
                                                                             -----------        -----------
Effect of exchange rate changes on cash and cash equivalents...........               52                162
                                                                             -----------        -----------
Increase (decrease) in cash and cash equivalents.......................          (30,656)            33,237
Cash and cash equivalents at beginning of period.......................           35,854              5,687
                                                                             -----------        -----------
Cash and cash equivalents at end of period.............................      $     5,198        $    38,924
                                                                             ===========        ===========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (continued)


                               Mycogen Corporation
                               --------------------
          Notes to Interim Consolidated Condensed Financial Statements

General
-------
The accompanying financial statements include the accounts of Mycogen Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report and Form 10-K of the Company for the fiscal year ended August 31, 1996.

The Company's business is highly seasonal. Operating revenues are expected to be concentrated principally in the quarters ending in February and May as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months ended and six months ended February 28, 1997 are not indicative of operating revenues and results to be expected for a full fiscal year.


Reclassifications
-----------------
Certain amounts in the 1996 Consolidated Condensed Financial Statements have been reclassified to conform to the 1997 presentation.


DowElanco
---------
As of February 28, 1997, DowElanco owned 16,891,502 shares of the Company's common stock or 54.68%, and may acquire additional shares of the Company's common stock subject to certain restrictions.


Acquisition of Morgan Seeds and United AgriSeeds, Inc.
------------------------------------------------------
In September 1996, the Company purchased all of the stock of Santa Ursula S.A.A.I.C. e I. ("Morgan Seeds"), the third largest seed company in Argentina, for $27 million in cash. Morgan Seeds' principal products are corn and sunflower planting seed. The acquisition of Morgan Seeds was accounted for as a purchase and, accordingly, the assets and liabilities of Morgan Seeds are included in the

Consolidated Balance Sheet as of February 28, 1997 and the results of operations from the acquisition date are reflected in the Consolidated Statements of Operations. The purchase price allocation is an estimate that is subject to final adjustments which are not expected to be material.

The following consolidated, pro forma, unaudited summary of operations data for the six months ended February 28, 1997 and February 29, 1996 assumes that the Morgan Seeds acquisition occurred on September 1, 1996 and 1995, respectively, and that the acquisition of United AgriSeeds, Inc. ("UAS") in February 1996 occurred on September 1, 1995.


                                                      Six months ended
                                        --------------------------------------
                                            February 28,        February 29,
(In thousands, except per share data)           1997                1996
                                        -------------------- -----------------
Total revenues                               $92,647            $ 87,327
Net loss applicable to common shares         $(7,528)           $(24,387)
Net loss per common share                    $  (.24)           $   (.93)

These pro forma results may not be indicative of the results of operations that would have been reported if the transactions had occurred on the dates indicated, or which may be reported in the future. These results do not include a nonrecurring special charge of $2.6 million related to the write-off of acquired in process technology recorded in 1996 as a result of the UAS acquisition.


Investment in Verneuil Holdings
-------------------------------
In December 1996, the Company exchanged its ownership interest in two European subsidiaries, Mycogen S.A. and Mycogen SRL and cash of $2.1 million for an 18.75% ownership interest in Verneuil Holding, S.A. ("Verneuil"). Including related investment costs, the investment in Verneuil totaled $9.6 million. The investment was accounted for using the cost method and is included in other assets on the Consolidated Balance Sheet. The European subsidiaries' fiscal 1997 operating results are reported in the Consolidated Statements of Operations as equity in net loss of investees.


High Oleic Sunflower Assets
---------------------------
In September 1996, the Company acquired rights to The Lubrizol Corporation's ("Lubrizol") SVO high oleic sunflower oil technology and other assets (mainly inventory) relating to its specialty oil business for $7.6 million. In a related transaction, the Company entered into a supply agreement with AC Humko whereby the Company will produce crude high oleic sunflower oil exclusively for AC Humko in North America.


Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------
Non cash investing and financing activities are as follows:

In conjunction with the acquisition of Morgan Seeds, the investment in Verneuil and the purchase of Lubrizol's SVO high oleic sunflower oil assets in fiscal year 1997 and the acquisition of UAS and the remaining ownership interest in Mycogen Seeds in fiscal year 1996, non-cash investing and financing activities were as follows:

                                                                         Six months ended
                                                         --------------------------------------------------
                                                             February 28,                February 29,
(In thousands)                                                    1997                       1996
                                                         ----------------------      ----------------------
Business  acquisitions and investments:
Fair value of assets acquired, other than cash            $       48,741               $        55,692
Liabilities assumed                                              (15,396)                      (20,573)
Investment in Verneuil                                             9,569                          --
Net assets  and liabilities of Mycogen S.A.
  and Mycogen SRL, excluding cash,
  exchanged  for Verneuil                                         (5,955)                         --
Liabilities and acquisition costs incurred                          --                          (2,512)
Minority interest purchased from Lubrizol                           --                          21,406
Common stock issued                                                 --                         (54,013)
                                                         ----------------------      ----------------------
Net cash paid                                             $       36,959               $          --
                                                         ======================      ======================

Other non-cash investing and financing activities are as follows:


                                                                         Six months ended
                                                         --------------------------------------------------
                                                             February 28,                February 29,
(In thousands)                                                    1997                        1996
                                                         ----------------------      ----------------------
Technology rights acquired by incurring
   directly related liabilities                          $             --            $            6,000
                                                         ======================      ======================
Dividends on preferred stock                             $             --            $              578
                                                         ======================      ======================
Common stock issued upon conversion
   of convertible  preferred stock                       $             --            $           31,582
                                                         ======================      ======================

Inventories
------------
Inventories are comprised of:

                                                              February 28,                August 31,
(In thousands)                                                    1997                       1996
                                                         -----------------------     ----------------------
Raw materials and supplies                               $         6,520             $         3,819
Work in process                                                   36,857                      10,810
Finished goods                                                    27,593                      22,548
                                                         -----------------------     ----------------------
  Total                                                  $        70,970             $        37,177
                                                         =======================     ======================

Accumulated Depreciation and Amortization
-----------------------------------------
Accumulated depreciation of property, plant and equipment was $18.7 million and $17.3 million at February 28, 1997 and ugust 31, 1996, respectively.

Accumulated amortization of intangible assets was $10.5 million and $9.0 million at February 28, 1997 and August 31, 1996, respectively.

Long-term Debt
--------------
In February 1997, the Company obtained a $15.0 million unsecured five-year note bearing interest at 7.5%, payable monthly, with quarterly principal installments due of $750,000. The loan agreement contains certain covenants which include the maintenance of a minimum consolidated tangible net worth, maintenance of certain financial ratios and certain limitations on the incurrence of indebtedness or liens on the Company's assets.


Income Taxes
------------
A provision for income taxes of $1.1 million related to Argentine taxes was recognized for the three and six months ended February 28, 1997. The effective tax rate for Argentine income is 33%. A provision for income tax was not recognized for other jurisdictions as the effective tax rate for the current fiscal year for all other jurisdictions is expected to be zero due to the available net operating loss carryforwards.


Net Income (Loss) Per Common Share
----------------------------------
Fully diluted and primary earnings per share for the three months ended February 28, 1997 is determined by dividing net income by the weighted average number of common shares outstanding. Common shares issuable under stock options were included in the computation of fully diluted and primary earnings per share as the dilutive effect was greater than 3%.

Net loss per common share for the three months and six months ended February 29, 1996 and the six months ended February 28, 1997 is determined by dividing the net loss by the weighted average number of common shares outstanding during the respective period. The dilutive effect of common shares issuable under stock options was less than 3% and was not included in the computation of primary earnings per share.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              RESULTS OF OPERATIONS

ACQUISITIONS
     In September 1996, the Company acquired all of the shares of common stock of Morgan Seeds for $27.0 million in cash. Morgan Seeds is the third largest seed company in Argentina, ranking number two in corn and number four in sunflower. Morgan Seeds exports corn, sunflower and sorghum planting seeds to distributors in Mexico and South America.

     In September 1996, the Company acquired rights to Lubrizol's high oleic sunflower oil technology and other assets (mainly inventory) relating to its specialty oil business for $7.6 million. In a related transaction, the Company entered into a supply agreement with AC Humko whereby the Company will produce crude high oleic sunflower oil exclusively for AC Humko in North America.

     In December 1996, the Company exchanged its ownership interest in two European subsidiaries and cash for a total investment in Verneuil of $9.6 million representing an 18.75% ownership interest. The European subsidiaries' fiscal 1997 results through December 1996 are reported in the Consolidated Statements of Operations as equity in net loss of investees.

     These acquisitions affect the comparability of 1997 to 1996 Consolidated Condensed Financial Statements.


SEASONALITY
     The Company's businesses are highly seasonal as described in each segment summary. Revenues, expenses, income and losses for the three and six months ended February 28, 1997 are not indicative of the revenues, expenses and income or loss to be expected for a full fiscal year.

SUMMARY
     Mycogen develops and markets value-added planting seeds for major agricultural crops and environmentally compatible biopesticide products and provides crop protection services to control pests and improve food and fiber production. The Company is organized into two business units, Seed and Crop Protection.

     Varying climatic conditions can shift revenues between quarters. Operating revenues and seed costs are impacted by weather. Weather can influence pest populations, deliveries, the effectiveness of pesticides and seeds, seed production yields, commodity prices, growers' planting decisions and other factors affecting revenues and costs. Operating revenues also depend on a number of other factors, including market acceptance of products, competition and U.S. and foreign government policies that affect crop acreage and farm income. Planted acreage is a key factor in determining volumes of seed, crop protection services and biopesticide products purchased by growers.

         Weather, competition, regulation and other external factors may affect Mycogen's ability to increase operating revenues and achieve profitability. The Company must also continue to invest in the commercialization of existing products and in discovery and development of new products, so the trend in losses from operations may continue if revenues do not increase.

SEGMENT OPERATING REVENUES AND INCOME (LOSS)

                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                          FEBRUARY 28,         FEBRUARY 29,         FEBRUARY 28,         FEBRUARY 29,
(In Thousands)                                1997                 1996                 1997                 1996
                                         ----------------     ----------------    -----------------     ----------------
OPERATING REVENUES:
   Seed...........................        $    65,671          $     30,930        $     72,573          $     32,056
   Crop Protection................              4,610                 4,645              13,998                15,568
                                         ----------------     ----------------    -----------------     ----------------
      Total                               $    70,281          $     35,575        $     86,571          $     47,624
                                         ================     ================    =================     ================

INCOME (LOSS)
  Seed.............................       $     9,318          $      1,770        $      1,526          $     (5,871)
  Crop Protection..................            (2,241)               (2,560)             (1,758)               (2,224)
                                         ----------------     ----------------    -----------------     ----------------
      Total operations                          7,077                  (790)               (232)               (8,095)

  Patent litigation fees..........             (1,519)                 (710)             (2,133)                 (710)
  Corporate.......................             (1,585)                 (601)             (2,703)                 (863)
  Equity loss in investees........                --                     --              (1,326)                   --
  Special charges.................                --                (22,890)                 --               (22,890)
  Net interest and other..........               (168)                  641                 (29)                  796
                                         ----------------     ----------------    -----------------     ----------------
      Net income (loss)
        before income taxes                     3,805               (24,350)             (6,423)              (31,762)

  Provision for income taxes                    1,122                    --               1,122                    --
                                         ----------------     ----------------    -----------------     ----------------
      Net income (loss)                   $     2,683          $    (24,350)       $     (7,545)         $    (31,762)
                                         ================     ================    =================     ================

         Although the Company's income (loss) from business operations has improved from last year, the net income (loss) has been depressed by patent litigation fees, general corporate expenses, net interest expense and provision for income taxes.

         Seed revenue and operations are ahead of last year due mainly to the full year effect of UAS and the acquisition of Morgan Seeds. Year to date planting seed gross margins are 42% which is in line with expectations. Because of the seasonality of the seed business, results for the first half of the fiscal year are seldom an indicator of year end results. Second and third quarter revenues and profitability are impacted by the timing of seed deliveries as explained more fully under the caption Seed Operating Revenues.

         Year to year improvements in Crop Protection operations are attributable to lower expenses which have more than offset the impact of lower revenues.

         The Company's results have been negatively impacted by legal fees and expenses associated with enforcing its intellectual property rights. The Company is currently a party to numerous separate actions arising out of disputes over patent and license rights for insect resistance and herbicide tolerance technology in plants. The Company will continue to assert and enforce its positions in these matters and, therefore, will continue to incur significant associated expenses.

         General corporate expenses have increased mainly due to the Company's decision to redirect certain administrative and research resources from the segments to pursue acquisitions of biotechnology assets, to develop strategic alliances, to represent the Company's position in various industry groups and other corporate activities. Equity loss in investees reflects expenses incurred by the Company's European subsidiaries during this fiscal year through the date that they were transferred to Verneuil. Last year's special charges are comprised of write-downs of seed production facilities and acquired in-process technology. Net interest expense has increased due to cash used for business acquisitions and higher working capital needs as a result of acquisitions and capital expenditures. The provision for income taxes relates to the interim period income reported by foreign subsidiaries.

SEED OPERATING REVENUES

                                                                               SIX MONTHS ENDED
                                      THREE MONTHS ENDED                                      FEBRUARY 29, 1996
(In thousands)                FEBRUARY 28,        FEBRUARY 29,        FEBRUARY 28,       -----------------------------
                                  1997                1996                1997             REPORTED        PRO FORMA
                            -----------------   -----------------    ----------------    -------------    ------------
Domestic Seed:
   Corn...................  $     33,953        $      17,564        $     34,008        $    17,570      $   31,337
   Soybean................         7,830                3,738               7,724              3,737           6,171
   Sunflower..............           686                2,232                 695              2,241           2,359
   Sorghum and other......         2,773                3,670               2,962              4,232           4,769
Argentina.................        11,672                  302              17,550                748          19,188
Specialty oil.............         7,495                   --               8,221                 --              --
Other international.......         1,262                3,424               1,413              3,528           3,528
                            -----------------   -----------------    ----------------    -------------    ------------
    Total                   $     65,671        $      30,930        $     72,573        $    32,056      $   67,352
                            =================   =================    ================    ==============   =============


         Corn and soybean revenues are ahead of last year due mainly to the acquisition of UAS from DowElanco, which was completed in February 1996, and earlier seed shipments. According to the Company's pro forma revenue estimates which assumes that the acquisitions of UAS and Morgan Seeds occurred at the beginning of fiscal 1996, corn and soybean revenues are $4.2 million ahead of last year. Sunflower shipments have been delayed and sorghum revenues are down from last year's record levels due mainly to the lack of availability of planting seed. The acquisition of Morgan Seeds in September 1996 added almost $16.0 million in revenues which, on a pro forma basis, was slightly lower than last year. The specialty oil revenues are comprised mainly of high oleic sunflower oil sales to AC Humko. These sales are contracted for under a long-term supply contract that initially calls for Mycogen to sell planting seed at a margin and oil at cost, with AC Humko absorbing oil production risk. The agreement contemplates a transition to fixed pricing, allowing Mycogen to earn a margin on oil. European and other international revenues declined due to the exchange of Mycogen's European subsidiaries for an investment in Verneuil. The majority of Seed operating revenues are recorded during the second and third fiscal quarters. Second and third quarter operating revenues also include estimates of seed product returns and the fourth quarter includes adjustments to reconcile those earlier estimates.

CROP PROTECTION OPERATING REVENUES

                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                          FEBRUARY 28,         FEBRUARY 29,         FEBRUARY 28,         FEBRUARY 29,
(In thousands)                                1997                 1996                 1997                 1996
                                         ----------------     ----------------    -----------------    -----------------
   SoilServ.......................       $     2,815          $     2,962         $      11,265        $       12,226
   Biopesticides..................             1,795                1,683                 2,733                 3,342
                                         ----------------     ----------------    -----------------    -----------------
      Total                              $     4,610          $     4,645         $      13,998        $       15,568
                                         ================     ================    =================    =================

While second quarter revenues are consistent with the prior year, Crop Protection operating revenues have decreased $1.6 million for the six months ended February 28, 1997. On a year-to-date basis, Soilserv sales decreased $1.0 million below last year's record levels due to pricing pressures from fresh vegetable growers. Lower sales of MVP(R) powder to Kubota accounted for the remainder of the decline. The majority of Crop Protection revenues are recorded during the third and fourth fiscal quarters.


                         LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash, cash equivalents and securities available-for-sale decreased by $62.3 million to $5.7 million during the six months ended February 28, 1997. The acquisition of Morgan Seeds and SVO's high oleic assets and the investment in Verneuil accounted for $37.0 million of this decrease. Cash used for operating activities of $22.8 million, capital expenditures of $13.8 million and payments on short term borrowings of $5.4 million also contributed to the decrease. Proceeds of $15 million from long-term borrowings and of $1.9 million from the sale of common stock offset a portion of the decrease. The Company has two bank lines of credit of $40 million and $10 million, which expire November 1997 and February 1998, respectively, to fund portions of its seasonal working capital needs, all of which were unused at February 28, 1997.

          During the six months ended February 28, 1997, the Company invested $6.9 million to upgrade seed production facilities and to add seed production capacity and expects to invest another $14.3 million during the remainder of fiscal 1997. During the first quarter, the Company spent $3.6 million for completion of Mycogen Seeds' new headquarters. Other capital expenditures are expected to total $3.1 million for the remainder of fiscal 1997.

          The Company is involved in various actions related to its patent positions and plans to continue to spend resources as required to enforce its intellectual property rights. The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its products. To date, Mycogen has obtained numerous patents and has filed a large number of patent applications in the United States and foreign jurisdictions relating to the Company's technology. There can be no assurance that issued patent claims will be sufficient to protect the Company's technology. The commercial success of the Company will also depend in part on the Company's ability to avoid infringing patents issued to competitors. If licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Litigation, which can result in substantial cost to the Company, is also necessary to enforce the Company's intellectual property rights or to determine the scope and validity of third-party proprietary rights.

          The Company anticipates that its current cash position, revenue from operations and contract and other revenues, and funds from its existing lines of credit will be sufficient to finance working capital and capital requirements for the immediate future. However, the Company's capital requirements may vary as a result of competitive and technological developments, the timing of regulatory approval for new products and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital. However, there can be no assurance that the Company can raise additional capital under favorable terms, if at all.

PART II - OTHER INFORMATION

Item 3.  Legal Proceedings


          On February 28, 1994, the U.S. Patent Office notified MPSI that an interference had been declared with MPSI's broad application (USSN: 06/535,354) on Bacillus thuringiensis ("Bt") insect resistant plants and Monsanto Company's narrow application on Bt insect resistant tomatoes.

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

          On October 31, 1995, Plant Genetic Systems NV ("PGS") filed suit in the Central District of North Carolina, claiming that Bt corn seed products developed by Mycogen and Ciba Seeds infringe PGS's U.S. patent covering plants containing truncated Bt genes. On August 13, 1996, PGS amended its lawsuit against Mycogen by adding newly issued U.S. patent 5,545,565 relating to the truncated Bt(2) gene sequence.

          On March 19, 1996, Monsanto filed suit in Federal District Court in Wilmington, Delaware, claiming that Mycogen's and Ciba Seeds' Bt corn products infringe Monsanto's U.S. patent covering a modified Bt DNA sequence used to make insect-resistant plants.

          On April 3, 1996, the California Court of Appeal, Fourth Appellate District, reversed a San Diego County Superior Court ruling in a case brought by MPSI against Monsanto in December 1993, and ruled that MPSI is entitled to exercise options to license certain herbicide tolerance and insect resistance technology for plants from Monsanto. On May 8, 1996, Mycogen filed suit in Superior Court in San Diego, seeking actual and punitive damages for breach of contract and interference with Mycogen's seed business as a result of Monsanto's refusal to honor a contract to license certain herbicide tolerance and insect resistance technology to Mycogen Seeds.

          On April 30, 1996, DeKalb Genetics ("Dekalb") filed suit in Federal District Court in Rockford, Illinois, claiming that Mycogen's and Ciba Seeds' Bt seed corn products infringe DeKalb's patents covering Bt insect resistance and glufosinate herbicide tolerance in corn. On July 23, 1996, DeKalb filed suit in Rockford, Illinois, against Mycogen and Ciba Seeds for infringement of U.S. patents 5,538,877 and 5,538,880 relating to insect resistant and herbicide resistant corn. On August 27, 1996, DeKalb amended its July 23, 1996 lawsuit to add newly issued U.S.
patent 5,550,318.

          On August 15, 1996, MPSI filed in Federal District Court in Wilmington, Delaware, an action to reverse a ruling of the Board of Patent Appeals and Interferences that a Monsanto truncated Bt gene patent application does not have claims covering the same invention as a truncated Bt gene patent application filed by MPSI.

          On October 22, 1996, Mycogen filed suit in Federal District Court in Wilmington, Delaware, claiming that insect-resistant seed products developed and marketed by Monsanto, DeKalb and Delta & Pine Land Company infringe new U.S. patents issued to Mycogen that cover modification of Bt genes for plant expression, introduction of modified Bt genes into plant cells, and plants and seeds produced from cells transformed with modified Bt genes. The suit seeks an injunction to bar development or sale of Bt seed products as well as damages arising out of sales of those companies' Bt seed products.

          On November 7, 1996, the U.S. Patent Office notified MPSI that an interference had been declared with MPSI's issued U.S. patent 5,380,831 and two other patent applications owned by Monsanto Company. Monsanto was forced to elect one application to proceed in the interference. This interference proceeding relates to methods of making synthetic Bt genes for expression in plants.

          On January 21, 1997, Mycogen Corporation filed suit against Ecogen, Inc. in Federal District Court in Wilmington, Delaware for patent infringement of Mycogen's U.S. patents 5,188,960 and 5,126,133 relating to Cry1F Bt toxins. This technology relates to Mycogen Crop Protection's biopesticide products.

          These legal proceedings are not expected to have a material adverse effect on the Company's business or consolidated financial position.

Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits
                  Exhibit 11 - Statement re Computation of Per Share Earnings
                  Exhibit 27 - Financial Data Schedule

         b) Reports on Form 8-K
                  None




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Mycogen Corporation
                                    -------------------
                                    (Registrant)


Date: April 8, 1997                 /s/ JAMES. A. BAUMKER
      -------------                 ------------------------------------------
                                    James A. Baumker
                                    Vice President and Chief Financial Officer