Form 10-Q
period 1997-05-31
MYCOGEN CORP
filed 1997-07-08
CIK 813742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1997
                               ------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________  to ____________________

                        Commission file number: 0-15881
                                                -------

                              MYCOGEN CORPORATION
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            California                                   95-3802654
---------------------------------                 ----------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

5501 Oberlin Drive,  San Diego, California                 92121
------------------------------------------        ----------------------
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


    31,086,532 shares of Common Stock were outstanding as of June 30, 1997.

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Operations
                 (Amounts in thousands, except per share data)


                                                Three months ended          Nine months ended
                                                     May 31,                     May 31,
                                                  1997      1996             1997       1996
                                                --------  --------        ---------- ----------
                                                   (Unaudited)                 (Unaudited)
Net operating revenues.......................   $84,324   $78,015         $170,895   $125,639
Contract and other revenues..................     1,883     2,360            6,341      6,511
                                                -------   -------         --------   --------
    Total revenues...........................    86,207    80,375          177,236    132,150
                                                -------   -------         --------   --------

Costs and expenses:
  Cost of operating revenues.................    52,552    53,406          106,869     83,121
  Selling and marketing......................    11,710    12,075           31,001     25,396
  Research and development...................     5,990     5,930           16,571     15,589
  General and administrative.................     3,870     4,989           12,129     11,943
  Amortization of intangible assets..........       732       647            2,248      1,731
  Special charges............................     8,563        --            8,563     22,890
  Patent litigation fees.....................     2,229       488            4,362      1,198
  Equity in net loss of investees............        --        --            1,326         --
                                                -------   -------         --------   --------
    Total costs and expenses.................    85,646    77,535          183,069    161,868
                                                -------   -------         --------   --------
Operating income (loss)......................       561     2,840           (5,833)   (29,718)

  Interest income and expense, net...........      (604)      810             (671)     1,583
  Exchange gain (loss).......................       (15)     (129)              23       (106)
                                                -------   -------         --------   --------
Net income (loss) before income taxes........       (58)    3,521           (6,481)   (28,241)
Credit (provision) for income taxes..........       622        --             (500)        --
                                                -------   -------         --------   --------
Net income (loss)............................       564     3,521           (6,981)   (28,241)
Dividends on preferred stock.................        --        --               --       (578)
                                                -------   -------         --------   --------
Net income (loss) applicable to common shares   $   564   $ 3,521         $ (6,981)  $(28,819)
                                                =======   =======         ========   ========
Net income (loss) per common share:
  Primary and assuming full dilution.........   $   .02   $   .11         $   (.23)  $  (1.16)
                                                =======   =======         ========   ========
Weighted average number of shares:
  Primary....................................    30,943    32,334           30,827     24,816
                                                =======   =======         ========   ========
  Assuming full dilution.....................    30,943    32,415           30,827     24,816
                                                =======   =======         ========   ========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

                     Consolidated Condensed Balance Sheets
                 (Dollars in thousands, except par value data)


                                                              May 31,      August 31,
                                                               1997          1996
                                                             (Unaudited)    (Note)
                                                             ----------    ----------
                      Assets
Current assets:
  Cash and cash equivalents................................  $    2,600    $   35,854
  Securities available-for-sale............................         497        32,184
  Accounts and notes receivable, net of allowances.........      81,710        30,700
  Inventories..............................................      51,805        37,177
  Prepaid expenses.........................................       3,306         1,125
  Other current assets.....................................       2,452           755
                                                             ----------    ----------
     Total current assets..................................     142,370       137,795

Net property, plant and equipment..........................      80,997        54,905
Net intangible assets......................................      33,387        22,581
Other assets...............................................      23,868        12,188
                                                             ----------    ----------
Total assets...............................................  $  280,622    $  227,469
                                                             ==========    ==========

           Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings....................................  $   34,002    $    1,520
  Accounts payable.........................................      14,691         8,697
  Accrued compensation and related taxes...................       5,454         6,755
  Deferred revenues........................................      12,265        12,101
  Other current liabilities................................      13,682        11,974
                                                             ----------    ----------
   Total current liabilities...............................      80,094        41,047

Long-term liabilities......................................      16,187         5,228

Stockholders' equity:
 Common stock, $.001 par value, 40,000,000 shares
  authorized; 31,049,173 and 30,678,537 shares issued
  and outstanding at May 31, 1997 and August 31, 1996,
  respectively.............................................          31            31
 Additional paid-in capital................................     341,101       330,973
 Deficit...................................................    (156,791)     (149,810)
                                                             ----------    ----------
   Total stockholders' equity..............................     184,341       181,194
                                                             ----------    ----------
 Total liabilities and stockholders' equity................  $  280,622    $  227,469
                                                             ==========    ==========

Note: The balance sheet at August 31, 1996 has been derived from the audited financial statements at that date.

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Cash Flows
                            (Dollars in thousands)


                                                                                              Nine months ended
                                                                                                    May 31,
                                                                                         1997                    1996
                                                                                     ----------               ----------
                                                                                     (Unaudited)              (Unaudited)
Operating activities:
 Net Loss......................................................................      $   (6,981)              $ (28,241)
 Items which did not use cash:
    Special charges............................................................           6,830                  20,890
    Depreciation...............................................................           4,298                   3,687
    Amortization of intangible assets..........................................           2,249                   1,730
    Other expense not requiring cash...........................................           2,731                   2,208
 Changes in operating assets and liabilities:
     Accounts and notes receivable.............................................         (46,453)                (23,764)
     Inventories...............................................................          (2,992)                 19,792
     Prepaid expenses..........................................................          (2,242)                   (146)
     Accounts payable..........................................................           1,552                  (5,279)
     Deferred revenues.........................................................             165                     735
     Other current liabilities.................................................          (2,482)                 (1,773)
                                                                                     ----------               ---------
       Cash used in operating activities.......................................         (43,325)                (10,161)
                                                                                     ----------               ---------
Investing activities:
 Proceeds from sales of available-for-sale securities..........................          28,140                  28,616
 Proceeds from maturities of available-for-sale securities.....................           3,703                   1,956
 Purchases of available-for-sale securities....................................               -                 (58,355)
 Capital expenditures..........................................................         (25,106)                 (6,202)
 Business combinations.........................................................         (37,083)                 (1,791)
 Change in intangibles and other assets........................................             443                     (66)
                                                                                     ----------               ---------
       Cash used in investing activities.......................................         (29,903)                (35,842)
                                                                                     ----------               ---------
Financing activities;
 Net change in short-term borrowings...........................................          22,303                       -
 Proceeds from long-term borrowings............................................          15,000                       -
 Payments on long-term borrowings..............................................            (102)                 (4,554)
 Proceeds from sale of common stock............................................           2,721                  59,568
                                                                                     ----------               ---------
       Cash provided by financing activities...................................          39,922                  55,014
                                                                                     ----------               ---------
Effect of exchange rate changes on cash and cash equivalents...................              52                     107
                                                                                     ----------               ---------
Increase (decrease) in cash and cash equivalents...............................         (33,254)                  9,118
Cash and cash equivalents at beginning of period...............................          35,854                   5,687
                                                                                     ----------               ---------
Cash and cash equivalents at end of period.....................................      $    2,600               $  14,805
                                                                                     ==========               =========

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

The Company's business is highly seasonal. Operating revenues are expected to be concentrated principally in the quarters ending in February and May as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months ended and nine months ended May 31, 1997 are not indicative of operating revenues and results to be expected for a full fiscal year.

Reclassifications
-----------------
Certain amounts in the 1996 Consolidated Condensed Financial Statements have been reclassified to conform to the 1997 presentation.

DowElanco
---------
As of May 31, 1997, DowElanco owned 17,696,579 shares of the Company's common stock or 57.00%, and may acquire additional shares of the Company's common stock subject to certain restrictions.

Acquisition of Morgan Seeds and United AgriSeeds, Inc.
------------------------------------------------------
In September 1996, the Company purchased all of the stock of Santa Ursula S.A.A.I.C. e I. ("Morgan Seeds"), the third largest seed company in Argentina, for $27 million in cash. Morgan Seeds' principal products are corn and sunflower planting seed. The acquisition of Morgan Seeds was accounted for as a purchase and, accordingly, the assets and liabilities of Morgan Seeds are included in the Consolidated Balance Sheet as of May 31, 1997 and the results of operations from the acquisition date are reflected in the Consolidated Statements of Operations.

The following consolidated, pro forma, unaudited summary of operations data for the nine months ended May 31, 1997 and 1996 assumes that the Morgan Seeds acquisition occurred on September 1, 1996 and 1995, respectively, and that the acquisition of United AgriSeeds, Inc. ("UAS") in February 1996 occurred on September 1, 1995.

                                                Nine months ended May 31,
                                            -----------------------------
(In thousands, except per share data)             1997             1996
                                            ------------    -------------
Total revenues                               $   178,855     $    171,575
Net loss applicable to common shares         $    (6,963)    $    (21,482)
Net loss per common share                    $      (.23)    $       (.82)

These pro forma results may not be indicative of the results of operations that would have been reported if the transactions had occurred on the dates indicated, or which may be reported in the future. These results do not include a nonrecurring special charge of $2.6 million related to the write-off of acquired in process technology recorded in 1996 as a result of the UAS acquisition.

Investment in Verneuil Holding
------------------------------
In December 1996, the Company exchanged its ownership interest in two European subsidiaries, Mycogen S.A. and Mycogen SRL, and cash of $2.1 million for an 18.75% ownership interest in Verneuil Holding, S.A. ("Verneuil"). The Company obtained a call option whereby Mycogen can purchase an additional 16.25% interest in Verneuil from DowElanco. DowElanco has a put option that may require Mycogen to purchase DowElanco's 16.25% ownership interest in Verneuil after December 1997 if certain conditions are met. Including related investment costs, the investment in Verneuil totaled $9.7 million. The investment was accounted for using the cost method and is included in other assets on the Consolidated Balance Sheet. The European subsidiaries' fiscal 1997 operating results are reported in the Consolidated Statements of Operations as equity in net loss of investees.

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

Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------
In conjunction with the acquisition of Morgan Seeds, the investment in Verneuil and the purchase of Lubrizol's SVO high oleic sunflower oil assets in fiscal year 1997 and the acquisition of UAS and the remaining ownership interest in Mycogen Seeds in fiscal year 1996, non-cash investing and financing activities were as follows:



                                                Nine months ended May 31,
                                             ----------------------------
(In thousands)                                    1997             1996
                                             -----------      -----------
Business  acquisitions and investments:
Fair value of assets acquired, other
 than cash                                   $    48,741      $    55,692
Liabilities assumed                              (15,396)         (20,643)
Investment in Verneuil                             9,693               --
Net assets and liabilities of Mycogen S.A.
  and Mycogen SRL, excluding cash,
  exchanged  for Verneuil                         (5,955)              --
Liabilities and acquisition costs incurred            --             (651)
Minority interest purchased from Lubrizol             --           21,406
Common stock issued                                   --          (54,013)
                                             -----------      -----------
Net cash paid                                $    37,083      $     1,791
                                             ===========      ===========

Other non-cash investing and financing activities are as follows:


                                               Nine months ended May 31,
                                            ----------------------------
(In thousands)                                   1997            1996
                                            -----------    -------------
Technology rights acquired by incurring
   directly related liabilities             $        --    $       6,000
                                            ===========    =============
Dividends on preferred stock                $        --    $         578
                                            ===========    =============
Common stock issued upon conversion
   of convertible  preferred stock          $        --    $      31,582
                                            ===========    =============

Inventories
-----------
Inventories are comprised of:

(In thousands)                              May 31, 1997   August 31, 1996
                                            ------------   ---------------
Raw materials and supplies                  $      9,413   $         3,819
Work in process                                    8,698            10,810
Finished goods                                    33,694            22,548
                                            ------------   ---------------
  Total                                     $     51,805   $        37,177
                                            ============   ===============

Accumulated Depreciation and Amortization
------------------------------------------
Accumulated depreciation of property, plant and equipment was $20.3 million and $17.3 million at May 31, 1997 and August 31, 1996, respectively.

Accumulated amortization of intangible assets was $11.2 million and $9.0 million at May 31, 1997 and August 31, 1996, respectively.

Short-term Borrowings and Long-term Debt
----------------------------------------
In February 1997, the Company obtained a $15 million unsecured five-year note bearing interest at 7.5%, payable monthly, with quarterly principal installments due of $750,000. The Company also obtained a $10 million unsecured revolving line of credit. This line, which expires February 1998, provides for short-term borrowings at the bank's prime rate (8.5 % at May 31, 1997) less .5% or at an adjusted Eurodollar rate plus 1%. Additionally, the Company's existing line of credit was increased from $25 million to $40 million.

These loan agreements contain certain covenants which include the maintenance of a minimum consolidated tangible net worth, maintenance of certain financial ratios and certain limitations on the incurrence of indebtedness or liens on the Company's assets.

Income Taxes
------------
An income tax credit of $.6 million and a provision for income taxes of $.5 million related to Argentine taxes was recognized for the three and nine months ended May 31, 1997, respectively. The effective tax rate for Argentine income is 33%. A provision for income tax was not recognized for other jurisdictions as the effective tax rate for the current fiscal year for all other jurisdictions is expected to be zero due to the available net operating loss carryforwards.

Net Income (Loss) Per Common Share
----------------------------------
Net income (loss) per common share for the three months ended May 31, 1997 and nine months ended May 31, 1997 and 1996 is determined by dividing the net income
(loss) by the weighted average number of common shares outstanding during the respective period. The dilutive effect of common shares issuable under stock options was less than 3% and was not included in the computation of primary earnings per share.

Fully diluted and primary earnings per share for the three months ended May 31, 1996 is determined by dividing net income by the weighted average number of common shares outstanding. Common shares issuable under stock options were included in the computation of fully diluted and primary earnings per share as the dilutive effect was greater than 3%.

Special Charges - Severance
---------------------------
As a result of the resignation of the Company's Chairman and Chief Executive Officer, Dr. Jerry Caulder, the Company incurred special charges of $8.6 million. Special charges include non-cash stock compensation of $6.9 million and severance and other benefits of $1.7 million.

In connection with Dr. Caulder's resignation, Dr. Caulder and DowElanco entered into an agreement whereby Dr. Caulder has the option to sell to DowElanco any shares acquired by Dr. Caulder through the surrender of his stock options to the Company. This option becomes available upon Dr. Caulder's resignation from the board of directors of Mycogen and expires after six months.

According to SEC rules, variable accounting as described in APB 25 must be applied to those options where vesting was accelerated. According to variable plan accounting, those options must be "marked to market" each quarter. For the three months ended May 31, 1997, these charges totaled $1.9 million based on the revaluation of 389,445 options to $23.50, the closing price of the Company's stock at May 31, 1997. The Company will incur charges or credits each quarter based on fluctuations in the value of the Company's stock.

Subsequent Event
----------------
In June 1997, the Company entered into a unsecured revolving financing agreement with DowElanco which allows the Company to borrow up to $50 million. This agreement, which expires April 1, 1998, provides for short-term borrowings at DowElanco's rate of borrowing (5.76% at May 31, 1997) plus .125%.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

Acquisitions
     In September 1996, the Company acquired all of the shares of common stock of Morgan Seeds for $27.0 million in cash. Morgan Seeds is the third largest seed company in Argentina, ranking number two in corn and number four in sunflower. Morgan Seeds also exports corn, sunflower and sorghum planting seeds to distributors in Mexico and South America.

     In September 1996, the Company acquired rights to Lubrizol's high oleic sunflower oil technology and other assets (mainly inventory) relating to its specialty oil business for $7.6 million. In a related transaction, the Company entered into a supply agreement with AC Humko whereby the Company will produce crude high oleic sunflower oil exclusively for AC Humko in North America.

     In December 1996, the Company exchanged its ownership interest in two European subsidiaries and cash for a total investment in Verneuil of $9.7 million representing an 18.75% ownership interest. The Company obtained a call option whereby Mycogen can purchase an additional 16.25% interest in Verneuil from DowElanco. DowElanco has a put option that may require Mycogen to purchase DowElanco's 16.25% ownership interest in Verneuil after December 1997 if certain conditions are met. The European subsidiaries' fiscal 1997 results through December 1996 are reported in the Consolidated Statements of Operations as equity in net loss of investees.

     These acquisitions affect the comparability of 1997 to 1996 Consolidated Condensed Financial Statements.

Seasonality
     The Company's businesses are highly seasonal as described in each segment summary. Revenues, expenses, income and losses for the three and nine months ended May 31, 1997 are not indicative of the revenues, expenses and income or losses to be expected for a full fiscal year.

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

     Weather, competition, regulation and other external factors may affect Mycogen's ability to increase operating revenues and achieve profitability. The Company must also continue to invest in the commercialization of existing products, the discovery and development of new products and in the enforcement of the Company's intellectual property rights, so the trend in losses from operations may continue if revenues do not increase.

Segment Operating Revenues and Income (Loss)


                                            Three months ended May 31,     Nine months ended May 31,
(In thousands)                                  1997           1996            1997             1996
                                            ----------      ----------     ------------      -----------
Operating Revenues:
        Seed............................    $   73,945      $   66,092     $    146,518      $    98,148
        Crop Protection.................        10,789          12,879           24,787           28,447
    Intersegment Sales..................          (410)           (956)            (410)            (956)
                                            ----------      ----------     ------------      -----------
      Total                                 $   84,324      $   78,015     $    170,895      $   125,639
                                            ==========      ==========     ============      ===========

Income (Loss)
  Seed..................................    $   11,714      $    2,746     $     13,240      $    (3,125)
  Crop Protection.......................           974           1,047             (784)          (1,178)
  Intersegment Sales....................           (68)           (161)             (68)            (161)
                                            ----------      ----------     ------------      -----------
      Total operations                          12,620           3,632           12,388           (4,464)

  Patent litigation fees................        (2,229)           (488)          (4,362)          (1,198)
  Corporate.............................        (1,266)           (304)          (3,970)          (1,166)
  Special charges.......................        (8,563)             --           (8,563)         (22,890)
  Equity loss  in investees.............            --              --           (1,326)              --
  Net interest and other................          (619)            681             (648)           1,477
                                            ----------      ----------     ------------      -----------
       Net income (loss)
        before income taxes.............           (58)          3,521           (6,481)         (28,241)
 Credit (provision) for
    for income taxes....................           622              --             (500)              --
                                            ----------      ----------     ------------      -----------
       Net income (loss)                    $      564      $    3,521     $     (6,981)     $   (28,241)
                                            ==========      ==========     ============      ===========

   While the Company's operations have improved significantly, net income (loss) has been negatively impacted by increased patent litigation fees, general corporate expenses, net interest expense and provision for income taxes.

   Seed revenues and operations have improved largely due to the acquisition of Morgan Seeds and UAS, and the integration of UAS into Mycogen's seed operation. Additionally, domestic seed gross margins are 42% for the nine months ended May 31, 1997 compared to 35% for the prior period. The majority of this improvement is attributable to a decrease in discards and obsolescence in 1997. Seed revenues are discussed in more detail under the caption Seed Operating Revenues.

   The improvements in Crop Protection operations are attributable to lower expenses which have more than offset the impact of lower revenues.

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

   General corporate expenses have increased mainly due to the Company's decision to redirect certain administrative and research resources from the segments to pursue acquisitions of biotechnology assets, to develop strategic alliances, to represent the Company's position in various industry groups and to engage in other corporate activities.

     Current year's special charges include non-cash stock compensation of $6.9 million and severance and other benefits of $1.7 million related to the resignation of the Company's Chief Executive Officer. Last year's special charges are comprised of write-downs of seed production facilities and acquired in-process technology.

     Equity loss in investees reflects expenses incurred by the Company's European subsidiaries during this fiscal year through the date that they were transferred to Verneuil.

     Net interest expense has increased due to cash used for business acquisitions and higher working capital needs as a result of acquisitions and capital expenditures. The provision for income taxes relates to the interim period income reported by Argentine subsidiaries.

Seed Operating Revenues
                                            Three months ended May 31,            Nine months ended May 31,
(In thousands)                                                                                        1996
                                                                                         ----------------------------
                                               1997         1996               1997         Reported        Pro forma
                                            ---------    -------------     ----------    -----------      -----------
Domestic Seed:
   Corn..........................           $  30,753        $  33,336     $   64,761    $    50,906      $    63,475
   Soybean.......................              13,255           11,946         20,979         15,683           17,905
   Sunflower.....................               5.945            5,423          6,640          7,664            7,782
   Sorghum and other.............               9,535            9,474         12,497         13,706           15,653
Argentina........................               4,834               83         22,384            831           23,119
Specialty oil....................               8,633               --         16,854             --               --
Other international..............                 990            5,830          2,403          9,358            9,358
                                            ---------        ---------     ----------    -----------      -----------
    Total                                   $  73,945        $  66,092     $  146,518    $    98,148      $   137,292
                                            =========        =========     ==========    ===========      ===========

   Domestic corn and soybean revenues are ahead of last year due mainly to the February 1996 acquisition of UAS and its integration into the Company's North American seed operations. According to the Company's pro forma revenue estimates, which assumes that the acquisitions of UAS and Morgan Seeds occurred at the beginning of fiscal 1996, corn revenues are consistent with the prior year and soybean revenues are $3.1 million ahead of last year. Corn volumes are slightly down from last year on a pro-forma basis, however, higher average corn prices offset the decrease in volume. Corn prices are higher due to a higher mix of value-added products, primarily consisting of NatureGard(TM) hybrids, which are sold at a premium. Full season corn units, after returns, are expected to be at or slightly ahead of last year on a pro forma basis. The increase in soybean revenues is primarily the result of commodity price increases. Sunflower revenues have decreased due to flooding experienced at the Company's Breckenridge facility and throughout the upper Midwest region. Grain sorghum revenues decreased $1.5 million from last year's record levels due mainly to the lack of availability of planting seed. Proforma 1996 other revenues includes $1.2 million of equipment sales and contract production which has been discontinued. The acquisition of Morgan Seeds in September 1996 added $21 million in revenues which, on a pro forma basis, was slightly lower than last year.

     The specialty oil revenues are comprised mainly of high oleic sunflower oil sales to AC Humko. A long-term supply contract with AC Humko initially calls for Mycogen to sell planting seed at a margin and oil at cost, with AC Humko absorbing oil production risk. The agreement contemplates a transition to fixed pricing, allowing Mycogen to earn a margin on oil. European and other international revenues declined due to the exchange of Mycogen's European subsidiaries for an investment in Verneuil.

     The majority of Seed operating revenues are recorded during the second and third fiscal quarters. Second and third quarter operating revenues also include estimates of seed product returns and the fourth quarter includes adjustments to reconcile those earlier estimates.

 Crop Protection Operating Revenues

                                            Three months ended May 31,     Nine months ended May 31,
(In thousands)                                  1997         1996            1997             1996
                                            ---------    ------------    -----------      -----------
         SoilServ.......................    $   7,514     $     9,797    $    18,779      $    22,023
         Biopesticides..................        3,275           3,082          6,008            6,424
                                            ---------    ------------    -----------      -----------
      Total                                 $  10,789     $    12,879    $    24,787      $    28,447
                                            =========    ============    ===========      ===========

      Soilserv sales decreased $3.2 million for the nine months and $2.3 million for the three month below last year's record levels due to pricing pressures from fresh vegetable growers. Lower sales of MVP(R) powder to Kubota accounted for the Biopesticides' revenue decline. The majority of Crop Protection revenues are recorded during the third and fourth fiscal quarters.

                        LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash, cash equivalents and securities available-for-sale decreased by $64.9 million to $3.1 million during the nine months ended May 31, 1997. The acquisition of Morgan Seeds and SVO's high oleic assets and the investment in Verneuil accounted for $37.1 million of this decrease. Cash used for operating activities of $43.3 million and capital expenditures of $25.1 million also contributed to the decrease. Proceeds of $15 million from long-term borrowings, $22.3 from short-term borrowings and $2.7 million from the sale of common stock offset a portion of the decrease. The Company has two bank lines of credit of $40 million and $10 million, which expire November 1997 and February 1998, respectively, to fund portions of its seasonal working capital needs, of which $22 million was unused at May 31, 1997. Additionally, the Company may borrow funds of up to $50 million from DowElanco. Any amounts borrowed from DowElanco would be due April 1, 1998 or within 30 days if requested by DowElanco.

      During the nine months ended May 31, 1997, the Company invested $13.5 million to upgrade seed production facilities and to add seed production capacity and expects to invest another $9.9 million during the remainder of fiscal 1997. During the first quarter, the Company spent $3.7 million for completion of Mycogen Seeds' new headquarters. During the fourth quarter, the Company plans to invest $1 million for a new business system and expects to invest another $7 million in fiscal 1998. Other capital expenditures are expected to total $9.7 million for fiscal 1997.

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

 PART II - OTHER INFORMATION

 Item 3.  Legal Proceedings


     On February 28, 1994, the U.S. Patent Office notified Mycogen's subsidiary, Mycogen Plant Science, Inc. ("MPSI"), that an interference had been declared with MPSI's broad application (USSN: 06/535,354) on Bacillus thuringiensis ("Bt") insect resistant plants and Monsanto Company's ("Monsanto") narrow application on Bt insect resistant tomatoes.

     On May 19, 1995, MPSI filed suit in Federal District Court in San Diego, California, claiming that Monsanto use of synthetic Bt genes to develop and sell seeds for insect-resistant plants infringes Mycogen's U.S. patent covering the process used to synthesize Bt genes. Certain claims within that suit were dismissed by the court in 1995, and others are still pending.

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

     On April 3, 1996, the California Court of Appeal, Fourth Appellate District, reversed a San Diego County Superior Court ruling in a case brought by MPSI against Monsanto in December 1993, and ruled that MPSI is entitled to exercise options to license certain herbicide tolerance and insect resistance technology for plants from Monsanto. On May 8, 1996, Mycogen filed suit in Superior Court in San Diego, seeking actual and punitive damages for breach of contract and interference with Mycogen's seed business as a result of Monsanto's refusal to honor a contract to license certain herbicide tolerance and insect resistance technology to Mycogen Seeds. The trial is scheduled for October 1997.

     On April 30, 1996, DeKalb Genetics ("Dekalb") filed suit in Federal District Court in Rockford, Illinois, claiming that Mycogen's and Ciba Seeds' Bt seed corn products infringe DeKalb's patents covering Bt insect resistance and glufosinate herbicide tolerance in corn. On July 23, 1996, DeKalb filed a second suit in Rockford, Illinois, against Mycogen and Ciba Seeds for infringement of U.S. patents 5,538,877 and 5,538,880 relating to insect
 resistant and herbicide resistant corn.   On August 27, 1996, DeKalb amended
 its July 23, 1996 lawsuit to add newly issued U.S. patent 5,550,318.

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

     On November 7, 1996, the U.S. Patent Office notified MPSI that an interference had been declared with MPSI's issued U.S. patent 5,380,831 and two other patent applications owned by Monsanto. Monsanto was forced to elect one application to proceed in the interference. This interference proceeding relates to methods of making synthetic Bt genes for expression in plants.

     On January 21, 1997, Mycogen filed suit against Ecogen, Inc. in Federal District Court in Wilmington, Delaware for patent infringement of Mycogen's U.S. patents 5,188,960 and 5,126,133 relating to Cry1F Bt toxins. This technology relates to Mycogen Crop Protection's biopesticide products. On June 11, 1997, the patent office declared an interference between Mycogen's U.S. patent 5,188,960 and an application filed by Ecogen, Inc.

     Management's analysis of the effect of these legal proceedings is discussed in the Segment Operating Revenues and Income (Loss) section of the MD&A.

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


                                    Mycogen Corporation
                                    -------------------
                                      (Registrant)


 Date: July 3, 1997                 /s/ James. A. Baumker
       ------------                 ---------------------
                                    James A. Baumker
                                    Vice President and Chief Financial Officer