Form 10-K
period 1997-08-31
MYCOGEN CORP
filed 1997-11-25
CIK 813742

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K
(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                    For fiscal year ended August 31, 1997.

                                      OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _________________ to _________________.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 1997, was approximately $180,940,647. For the purposes of this calculation, shares owned by officers, directors and 5% stockholders known to the registrant have been deemed to be owned by affiliates.

  The number of shares outstanding of the registrant's common stock as of September 30, 1997, was 31,404,483.

Documents Incorporated by Reference
-----------------------------------

  Portions of the registrant's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Stockholders scheduled to be held on January 8, 1998, are incorporated by reference in Part III.


                                     PART I

ITEM 1.  BUSINESS

  Mycogen Corporation, a California corporation ("Mycogen," the "Company" or the "Registrant") is a diversified agribusiness and biotechnology company that develops and markets seed for improved crop varieties and provides crop protection products and services. The Company is organized into two business segments, Seed and Crop Protection. The Seed segment produces and markets seed for major agricultural crops and uses biotechnology and traditional and marker-assisted breeding to develop crop varieties with genetically enhanced pest and disease resistance, improved vegetable oil profiles and other value-added characteristics. The Crop Protection segment manufactures and markets environmentally compatible spray-on biopesticide products and operates Soilserv, Inc. ("Soilserv"), which provides crop protection services to growers of high-value crops. Detailed financial information by segment can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Industry Background

  Biotechnology and advanced plant breeding techniques are combining to create new, genetically enhanced crop varieties that will play a central role in enabling agriculture to meet the challenge of feeding and clothing a global population that is projected to double before the middle of the next century. Dozens of newly available seed products carry special genetic information that gives crop plants one or more of a variety of desirable characteristics classified generally as "input" or "output" traits.

  Input traits typically reduce or eliminate the need for, or allow for more efficient use of, separately purchased and applied chemical inputs such as pesticides and herbicides that growers use to protect crops and increase yields. U.S. farmers already are planting corn, cotton, soybean and other major crops with built-in insect and herbicide resistance on more than 10 million acres. Growers' experience with these products generally has been favorable, with many reporting reduced labor and chemical input expense and improved pest and weed control. Acceptance of these new seed products is, in effect, bringing about a convergence of previously separate seed and agricultural chemical industries. Mycogen believes that this represents a significant opportunity for technology companies that can develop these input traits and seed companies that can produce and market seed products carrying them.

  Output traits typically increase the value of the crop itself. These include genetic improvements that enhance the quality or quantity of oil, protein, starch, fiber and other crop outputs. Seeds for corn, sunflower, soybean, canola and other crops with enhanced vegetable oil profiles for food, feed and industrial applications already are widely available. The ability to work at the genetic level to design crops to meet end users' specifications is expected to bring about a shift from present crop-handling and processing systems in which grain and oilseed crops generally are, and treated as, undifferentiated commodities. Mycogen believes that, in the future, an increasing proportion of grain production will be "identity preserved," with processors or end users contracting with growers to produce specific crops with specific characteristics. The Company believes that this shift will create opportunities along a value chain stretching from technology providers to seed companies, growers, grain processors and producers of food and industrial products.

  Seed products carrying value-added characteristics generally command premium prices. In some cases, growers also pay additional "technology fees" directly to technology providers to gain access to desired traits. This ability to share in the added value their products provide to growers and end users is opening up large new sources of revenue for seed and technology companies. For example, industry estimates indicate that, despite annual worldwide expenditures of some $8 billion for insecticides, insects cause approximately $12 billion in economic damage each year. Therefore, the economic opportunity for insect resistant seed products that offer improved insect control could be substantially larger than the amount that growers currently spend to protect their crops. Mycogen believes that there will be even greater opportunities to add and capture value for developers and marketers of seed for crops with enhanced output characteristics.

  The Company estimates that U.S. farmers spend more than $3.5 billion each year for planting seeds. Based on industry estimates of acreage planted with new crop varieties carrying value-added input and/or output traits, seed and technology companies are believed to have generated more than $200 million in additional revenues from premium pricing and technology fees for those traits during the 1997 North American planting season. With the application of currently available value-added traits in additional crops and continuing technological advances that are expected to create many more genetically enhanced plant varieties, agricultural biotechnology is expected to become a multi-billion dollar industry over the next few years.

Business Strategy

  Mycogen's primary focus is on expanding and strengthening its global seeds business through internal growth, acquisitions and alliances. The Company also is exploring opportunities to leverage its technology and intellectual property assets to generate additional revenue by developing and marketing value-added input and output traits in markets not served by the Seed segment. The Crop Protection segment continues to focus on providing specialized products and services to high-value niche markets such as vegetables, tree fruit and nuts, vines and ornamentals.

Alliances

  In December 1995, Mycogen entered into a 10-year technology collaboration with Pioneer Hi-Bred International, Inc. ("Pioneer"), to develop insect resistance traits for corn, soybean, canola, sunflower, sorghum and wheat using Mycogen's proprietary Bacillus thuringiensis ("Bt") protein biotoxin and Bt gene synthesis technology. As part of that agreement, Pioneer made a $30 million equity investment in Mycogen and agreed to provided an additional $21 million in research and development funding. Pioneer paid the first $10 million installment for research and development in December 1995, and is obligated to pay a second installment of $11 million near the end of calendar year 1998. The collaboration agreement gives Pioneer non-exclusive rights to all Bt crop protection technology and associated technologies owned or developed by Mycogen through December 2005. Mycogen and Pioneer will each market their own seed products resulting from the collaboration, royalty-free, in North America. Pioneer will pay a royalty to Mycogen for products carrying jointly developed traits that it markets outside North America. Under the collaboration agreement, Mycogen has the exclusive right to license jointly developed traits to third parties. As of September 30, 1997, Pioneer owned 2 million shares of the Company's common stock.

  In February 1996, DowElanco LLC ("DowElanco") purchased 37% of Mycogen's common stock formerly owned by The Lubrizol Corporation ("Lubrizol"). In a simultaneous transaction, the Company issued an additional 9% of its common stock to DowElanco in return for cash and DowElanco's seeds business, United AgriSeeds, Inc., a Delaware corporation ("UAS"). (DowElanco, which is a wholly-owned subsidiary of The Dow Chemical Company, will change its name effective January 1, 1998, to Dow AgroSciences, LLC.) The acquisition of UAS strengthened Mycogen's platform for commercializing proprietary, genetically-enhanced seed products. Mycogen and DowElanco also entered into a technology sharing agreement to develop and commercialize input and output traits for major crops. DowElanco has continued to purchase additional shares of Mycogen's common stock in the public market and through private transactions, and, as of September 30, 1997, it owned approximately 57% of the Company's common stock.

  In December 1996, Mycogen exchanged its European seeds business and other assets for an 18.75% equity interest in Verneuil Holding, S.A. ("Verneuil"), a seed company based in France, and obtained an option to purchase DowElanco's 16.25% equity interest in Verneuil. Mycogen and Verneuil also entered into an agreement for the exchange of germplasm and formed two joint ventures. One joint venture, V.M.O., will license technology and germplasm from Verneuil and Mycogen to develop and commercialize oilseed products; the other will license technology and germplasm from Mycogen and Verneuil to develop insect resistant seed corn. As part of the agreement, Verneuil and the joint venture companies will have the right to use the Mycogen(R) brand name for seed products.

Seed Business

  Mycogen has made significant progress toward its goal of building a global seeds business. Agrigenetics, Inc., d/b/a Mycogen Seeds ("Mycogen Seeds"), a wholly-owned subsidiary of Mycogen, ranks fourth in the U.S. in sales of seed corn, which accounts for the majority of its seed revenues, second in hybrid sunflower seed sales, and among the top five in soybean, sorghum and alfalfa.
In September 1996, Mycogen purchased all of the common stock of Santa Ursula S.A.A.I.C. e I., which did business as Morgan Seeds ("Morgan Seeds"), the third largest seed company in Argentina. Mycogen merged Morgan Seeds into one of Mycogen Seeds' existing wholly-owned subsidiaries, Mycoyen, S.A., which continues to do business under the name Morgan Seeds. Morgan Seeds ranks second in Argentina in seed corn sales and third in hybrid sunflower seed sales and is a major exporter of seed products throughout South America. Through its alliance with Verneuil, the Company also has established a foothold in the important European seeds market. Mycogen also maintains cotton breeding and transformation programs and is evaluating opportunities to enter the cotton seed business to leverage its strong intellectual property position for insect resistant cotton.

Sales & Marketing - In North America, Mycogen Seeds markets its products under the Mycogen(R) brand through a network of more than 150 full-time sales managers, approximately 6,100 farmer/sales representatives and approximately 370 professional agricultural retail outlets. Outside North America, Mycogen Seeds markets its products primarily through local distributors. In Argentina and elsewhere in South America, Morgan Seeds markets its products under the Morgan(R) brand through local distributors.

Seed Production - Most of Mycogen's seed products are produced under annual contracts with independent growers. The majority of the seeds are dried and conditioned at production facilities owned by the Company, with the balance being conditioned on a contract basis with third parties. The dried and conditioned seeds are packaged and stored in warehouses owned by the Company. To ensure adequate conditioning capacity for current and projected seed sales, improve production efficiency and enhance product quality, Mycogen has invested $30.4 million in fiscal years 1996 and 1997, to modernize and expand its seed conditioning and storage facilities in North and South America. Mycogen believes that its current and planned production facilities and contract growing arrangements give the Company sufficient production capacity to meet its projected needs.

Product Development - Mycogen's seeds business strategy is to develop differentiated, value-added seed products to meet the needs of the agriculture and food industries. Development of such products requires breeding expertise and elite, high-yielding, plant breeding material known as germplasm, genes that confer desirable input and output traits and biotechnology "tools" and technology to introduce those genes into plant parent lines.

  Mycogen maintains extensive corn and sunflower breeding programs in both North and South America. Mycogen also maintains breeding programs in cotton, soybean, and sorghum. The object of these programs is to develop diverse pools of germplasm that allow the Company to produce seed products with outstanding agronomic characteristics and wide adaptability that makes such seed products suitable for planting in various climates and maturity zones. The Company has entered into licensing agreements to expand access to materials for breeding and developing new products.

  In the area of value-added genes for input traits, Mycogen has discovered and patented more than 50 unique Bt protein toxin genes, some of which are being used to develop crop varieties with resistance to insects and other pests. The Company maintains a program to discover novel genes with insecticidal activity. The Company also has licensed genetic material to confer disease resistance and tolerance to herbicides used for weed control.

  To develop seed products with value-added output traits, the Company has developed, acquired or licensed genetic material to produce seed products for grain and oilseeds with enhanced oil profiles and corn plants with special animal nutrition characteristics for the silage market.

  To introduce this special genetic material into germplasm, Mycogen has obtained access to various plant transformation systems and believes it has assembled one of the industry's largest collections of proprietary and licensed biotechnology tools. These include "selectable markers" used in transgenic plant development and "promoters" and "terminators" that control expression of traits in plants. The Company also has a broad, worldwide patent position for synthesis of Bt genes for plant expression.

  The following is a summary of the Company's key development programs for value-added crop varieties:


    Program                           Commercial Opportunity                        Major Crops
----------------------------------------------------------------------------------------------------------
Pest Resistance                 Yield improvement and displacement             Corn, cotton, soybean,
                                of certain chemical pesticides                 sunflower, alfalfa, sorghum
                                                                               and canola
----------------------------------------------------------------------------------------------------------
Herbicide Tolerance             Improved efficiency and weed control           Corn, cotton and canola
----------------------------------------------------------------------------------------------------------
Disease Resistance              Control bacterial and fungal diseases          Corn, cotton, peanut and
                                                                               rice
----------------------------------------------------------------------------------------------------------
Improvement of Feedstuffs       Value-added products for on-farm silage uses   Corn
----------------------------------------------------------------------------------------------------------
Specialty Oils                  Value-added specialty oil and food             Sunflower, corn, canola
                                ingredients                                    and peanut
----------------------------------------------------------------------------------------------------------
High Oil Corn                   Value-added products for on-farm livestock     Corn
                                feeders and poultry producers

Pest Resistance - This program uses advanced plant science and gene technology to transform genetic material from bacteria, plants and other sources into the genomes of target crops. Mycogen's primary current focus is on genes isolated from strains of Bt that cause transformed plants to produce proteins that are toxic to pests. Bt genes that produce proteins toxic to certain insects and non-insect pests, including Lepidoptera (worms and moths) and Coleoptera (beetles), have been isolated, restructured for efficient plant expression and inserted into several crop varieties.

  Mycogen's collaboration with Pioneer to develop Bt-based pest resistance traits in corn, soybean, canola, sunflower, sorghum and wheat has allowed Mycogen to accelerate product development programs in those crops. The Bt gene sequences that produce these pest resistance traits are covered by issued or pending patents.

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

Herbicide Tolerance - This program uses advanced plant science and gene technology to insert genetic material into the genomes of target crops to enable them to withstand herbicide treatments used to kill weeds that interfere with production and reduce yield.

Disease Resistance - In November 1997, Mycogen licensed exclusive worldwide rights to use peptidyl membrane interactive molecules developed by Demeter Biotechnologies, Limited, both for disease resistance traits for seed products and in topical spray-on products. Synthetic versions of natural peptides have demonstrated antibacterial and antifungal activity in vitro and have been expressed in a number of plants, including tobacco, peanut and potato. The Company plans to use plant transformation and peptide gene technology to develop transgenic varieties of major crops with resistance to fungal and bacterial diseases.

Improvement of Feedstuffs - Mycogen has developed and launched a line of new hybrid corn developed especially for the silage corn market. Silage corn is used directly as an animal feedstuff. Prior to the Company's development of these products, it was necessary for farmers interested in producing corn silage to utilize grain hybrids poorly adapted for this purpose. These TMF(R) (Totally Managed Feedstuffs(R)) corn hybrids are characterized by their tall stature, additional leaf material produced on each stalk and high biomass production per acre. Silage produced from these varieties also has superior nutritional qualities that contribute to increased milk and beef production.

Specialty Oils - Mycogen Seeds has developed sunflower, rape (canola), corn and peanut seeds with genetically enhanced oil properties. In 1996, the Company acquired rights to oilseed technology for those crops which it had developed jointly with SVO Specialty Products ("SVO"), a subsidiary of Lubrizol. In addition to producing and marketing seeds for these crops, Mycogen has forward-integrated into production of crude high oleic sunflower oil for AC Humko, the largest marketer of edible oils in the U.S. Also in 1996, Mycogen entered into a collaborative program with DowElanco Canada, Inc., a wholly owned subsidiary of DowElanco, to conduct a joint breeding program and investigate and develop value-added traits in canola. The Company has targeted other specialty oil opportunities that would be of interest to food ingredient suppliers and purchasers. These projects, currently in a research phase, address opportunities for reduced or no saturate vegetable oils, new feedstocks for all natural hard butters where chemical modification (such as hydrogenation) of the fats can be reduced or eliminated, and fats tailored for use by the confection industry as substitutes for cocoa butter.

High Oil Corn - High oil grains provide a cost-effective alternative to separately purchased fat supplements for livestock and poultry rations. Through third party license agreements, Mycogen will introduce, for the 1998 planting season, a limited quantity of seed for corn that produces up to twice as much oil as traditional grain corn.

Crop Protection Business

  Biopesticide products are sold to crop protection markets through Mycogen's wholly-owned subsidiary, Mycogen Crop Protection, Inc. ("Mycogen Crop Protection").

Biopesticide Products - The Company currently has registered eight environmentally compatible biopesticide products. These products are based on natural agents such as proteins and fatty acid compounds that, in general, have specific toxic activity on target pests and are not harmful to mammals, fish, birds and beneficial insects. In addition, because biopesticides have unique modes of action, they often are effective in controlling pests that have developed tolerance to chemical pesticides.

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

Biopesticide Marketing and Commercial Development - Mycogen Crop Protection's marketing and commercial development staff is responsible for commercializing Mycogen's biopesticides worldwide, and for cooperative development and marketing efforts in Japan through a collaboration with Kubota Corporation ("Kubota"). Biopesticide products are sold through established agricultural product distributors in the U.S. and many other countries.

Product Development and Applied Technology - The Company has used two distinct technologies to develop its biopesticides: microbial biopesticide technology and fatty acid technology.

Microbial Biopesticide Technology - Mycogen's microbial bioinsecticide products and technology are based on two key components: 1) biotoxins that are active against commercially important pests and 2) the Company's proprietary CellCap(R) encapsulation delivery system.

  The primary current source of such biotoxins is varietal strains of Bt. Mycogen researchers have found Bt strains with pesticidal activity against a broad range of pests, including, but not limited to, caterpillars, beetles, weevils, parasitic plant and animal nematodes, protozoan pathogens, grubs, mites, liver flukes and adult houseflies.

  Unlike chemical pesticides, Bt biotoxins are active only when consumed by the target pest. Field experience has demonstrated that these products are effective in controlling some pests that have developed tolerance to certain chemical pesticides, and extensive toxicology testing has shown that Bt biotoxins are virtually nontoxic to mammals, wildlife and other non-target species, including certain beneficial insects.

  Biotoxins generally degrade rapidly, leaving little or no residue in food, ground water or soil. While this short duration of activity makes them environmentally compatible, historically it has limited their practical use as commercial pesticides. To prolong biotoxin activity in the field, Mycogen utilizes its CellCap(R) delivery system, which employs cells that have been killed and stabilized to serve as microcapsules to protect fragile biotoxin crystals that have been produced by and accumulated within the cells.

Fatty Acid Technology - Fatty acids disrupt or destroy cellular membranes of soft-bodied insects, plants and microbial plant pathogens, such as fungi. The pesticidal benefits of fatty acids are based on four key properties: 1) they act rapidly on contact, 2) they have a unique mode of action, 3) they use naturally occurring active ingredients and 4) the treated areas require limited worker safety re-entry restrictions. These characteristics make fatty acid pesticides useful in certain targeted markets. For example, the contact activity of fatty acids has been shown to enhance the efficacy of certain synthetic chemical pesticides. By mixing fatty acids and other chemicals, growers can reduce treatment costs, lower the synthetic chemical load on the environment and prolong the usefulness of their pest control tools by managing resistance.

Microbial Biopesticide Manufacturing - Mycogen's microbial biopesticide products are manufactured through a large-scale fermentation process. After fermentation, the mass-produced microorganisms are killed and harvested for product formulation. These products use virtually the entire fermentation biomass; very little, if any, purification is required. The concentrated microorganisms can be processed in either a liquid or dry product formulation.

  Mycogen has entered into a long-term exclusive manufacturing agreement with Enzyme Bio-Systems, Ltd. ("EB"), a wholly-owned subsidiary of CPC International, Inc. Under the manufacturing agreement, EB added dedicated fermentation capacity and certain equipment at its Beloit, Wisconsin, facility to support the production, recovery, formulation and packaging of Mycogen's microbial products. Mycogen pays EB the actual costs of manufacturing, plus a fee based on the number of units produced. See "Other Charges - Impairment of facilities and exit costs" in Item 7 for more discussion regarding this facility.

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

  The following is a table listing the Company's biopesticide products registered by the Environmental Protection Agency ("EPA") for commercial use.


  Product and Biotoxin                     Target Pest                              Market
-----------------------------------------------------------------------------------------------------------
M-C(R) (Bt)                      Army worm, diamond back moth, common     Various, including vegetables
                                 cut worm and cotton                      and cotton
                                 leafworm
-----------------------------------------------------------------------------------------------------------
MVP(R) (Bt)                      Leaf-eating caterpillar pests            Cotton, tree fruits and vines
MVP(R) II (Bt concentrate)
-----------------------------------------------------------------------------------------------------------
M-Peril(R) (Bt)                  European corn borer                      Corn
(solid granules)
-----------------------------------------------------------------------------------------------------------
Mattch(R) (Bt)                   Leaf-eating caterpillar pests            Vegetables and nursery crops
-----------------------------------------------------------------------------------------------------------
M-Pede(R) (fatty acid)           Soft-bodied insects and                  Fruits, vegetables, grapes and
                                 powdery mildew                           ornamentals
-----------------------------------------------------------------------------------------------------------
M-Press(TM) (Bt)*                Fall army worm                           Sweet corn
-----------------------------------------------------------------------------------------------------------
Scythe(R) Herbicide              Broad spectrum of weeds                  Horticulture and landscape
(fatty acid)                                                              management
-----------------------------------------------------------------------------------------------------------
Thinex(R) (fatty acid)           Blossom thinner                          Apples, pears and stone fruits
-----------------------------------------------------------------------------------------------------------

*Experimental use permit only.

Soilserv -- Crop Protection Services - Soilserv, founded in 1945 and acquired by Mycogen in 1991, provides customized crop protection services to growers of high value crops in California and Arizona. Soilserv monitors fields, recommends and supplies pest control products and applies such products, principally in the Salinas Valley, California, and Yuma, Arizona, regions, and provides notifications and files documents regarding pesticide applications as required by state and local agencies.

  Soilserv has developed customized spray rigs and other application equipment for specific vegetable crops, and uses a proprietary database system to verify that pesticide recommendations made by its licensed pest control advisors to its grower customers comply with EPA, state and local government regulations.

Patents, Proprietary Technology and Trademarks

  As of August 31, 1997, Mycogen held 156 U.S. patents and more than 278 foreign patents not including patents that have been reassigned or abandoned. The Company has filed and is pursuing 85 additional patent applications in the U.S., with corresponding applications pending in other countries. In addition to patents, the Company relies on trade secrets and proprietary information to protect its technology. Mycogen has a substantial number of trademarks and trademark registrations in the U.S. and in other countries.

Plant Science Patents - As a result of research conducted by Agrigenetics Corporation (now Mycogen Seeds) in the 1980s, the Company has applied for, and in some cases been granted, fundamental patents in key technical areas. Mycogen's patents and patent applications include claims to a number of plant science inventions and discoveries, such as insect resistant plants utilizing Bt genes, plant transformation systems and the synthesis of Bt genes to optimize expression of pesticidal proteins in plants.

  In January 1995, Mycogen received a broad U.S. patent covering its method of modifying Bt gene sequences to make them resemble those of the plants into which they are to be inserted. Such modifications improve Bt genes' efficiency in producing pesticidal proteins. In December 1995, the Company received European patents covering Mycogen's method of modifying Bt genes to resemble plant genes and to modified genes and transgenic plant cells developed by using such a method. On October 22, 1996, Mycogen received two additional patents related to synthetic Bt genes technology. The patents include "composition of matter" claims to modified Bt genes, plant cells transformed with such genes and transgenic plants and resulting planting seeds containing the modified genes.

Biopesticide Patents - A number of the Company's issued U.S. patents relate to its CellCap(R) encapsulation technology. Mycogen's issued patents and patent applications also include claims to more than 50 specific protein biotoxins and associated genes, certain insecticidal and nematicidal microorganisms, plant colonizing microbial delivery systems and certain bioherbicides and related technology. The Company has a number of issued patents and patent applications covering certain pesticidal uses of fatty acids by themselves and in combination with certain chemical pesticides. The Company has licensed certain rights to its patents and technology in specific fields to corporate partners. Mycogen has exclusive licenses to a number of issued patents and patent applications in the U.S. and other countries, and certain trade secret technology relating to fatty acid pesticides and their use.

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

  Although the Company considers, that in the aggregate, its patents and trademarks constitute valuable assets, it does not regard its business as being materially dependent upon any single patent or trademark.

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

  Field testing, production and marketing of pesticide products are regulated by federal, state, local and foreign governments. The EPA regulates pesticides in the U.S. under the Federal Insecticide, Fungicide and Rodenticide Act, as amended ("FIFRA"). Pesticides also are regulated by the individual states. Field testing of nonindigenous microbial biopesticides requires approval of both the EPA and the USDA's Animal and Plant Health Inspection Service.

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

Backlog

  The Company maintains inventory to meet customer requirements. Mycogen Crop Protection and Mycogen Seeds do not manufacture biopesticide and seed products against a backlog of firm orders. Inventory levels are geared primarily to projections of future demand. The Company generally is not dependent upon one customer or a group of customers and has no material contracts with the U.S. government or with any state, local or foreign government.

Research and Development

  Mycogen's product development programs involve a significant level of research and development activity. Company sponsored research and development expenses totaled $20.8 million in 1997, $19.2 million in 1996 and $18.2 million in 1995.

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

  The planting seeds industry is dominated by large multinational companies located in the U.S. and Europe. These include Pioneer, the world's largest seed company; Monsanto Company ("Monsanto") and its affiliate, DeKalb Genetics Corporation ("DeKalb"); Novartis; Limagrain and others. These firms generally operate throughout the world and have substantial financial and marketing resources, as well as extensive research, plant breeding and production facilities and expertise. Some of these companies and a number of others have significant plant biotechnology research programs to develop new crop varieties that are genetically enhanced for increased yield, pest or disease resistance and other value-added characteristics.

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

Human Resources

  As of August 31, 1997, the Company had 966 employees as compared to 887 employees at the end of fiscal year 1996 and 756 at the end of fiscal year 1995. The increase in employees is attributable to the acquisitions of UAS and Morgan Seeds. The Company's management believes that it maintains positive relations with its employees.

ITEM 2.  PROPERTIES

  The Company owns its principal corporate facility located in San Diego, California. In addition, Mycogen owns its biopesticide research and development facility located in San Diego, California, that is used by Mycogen Crop Protection. The Company also owns office, warehouse and formulation facilities located in Salinas, California, as well as several smaller satellite facilities in the Salinas area, that are used by Soilserv.

  The Company owns and maintains seed research, production, warehouse, distribution or administrative space in the U.S. at the following locations which are used primarily by Mycogen Seeds: Marshalltown and Schaller, Iowa; Breckenridge, Hastings and Olivia, Minnesota; Leland, Mississippi; York and Gothenburg, Nebraska; and Plainview and Dumas, Texas. Mycogen owns its executive and administrative facility for Mycogen Seeds in Eagan, Minnesota. In addition, Mycogen Seeds leases field plant research and/or storage facilities in Woodland, California; Griffin, Georgia; Savoy, Illinois; Indianapolis, Indiana; Huxley and Davenport, Iowa; and Arlington, DeForest and Prescott, Wisconsin.

  Mycogen Seeds also operates facilities for seed research, production, warehouse, distribution or administrative space at the following foreign locations: Chatham, Ontario, and Saskatoon, Saskatchewan, Canada; and Santa Isabel, Puerto Rico. Morgan Seeds operates facilities for seed research, production, warehouse, distribution or administrative space at the following Argentina locations: Colon, Laguna Blanca, San Carlos, San Isidro, San Juan and Venado Tuerto.

  The Company believes that its present facilities are adequate to maintain its businesses.

ITEM 3.  LEGAL PROCEEDINGS

  On February 28, 1994, the U.S. Patent Office notified Mycogen's subsidiary, Mycogen Plant Science, Inc. ("MPSI"), that an interference had been declared with MPSI's broad application (USSN: 06/535,354) on Bt insect-resistant plants and Monsanto's narrow application on Bt insect resistant tomatoes.

  On May 19, 1995, MPSI filed suit in Federal District Court in San Diego, California, claiming that Monsanto's use of synthetic Bt genes to develop and sell seeds for insect resistant plants infringes Mycogen's U.S. patent covering the process used to synthesize Bt genes. Certain claims within that suit were dismissed by the court in 1995, and others still are pending.

  On October 31, 1995, Plant Genetic Systems NV ("PGS") filed suit in the Central District of North Carolina, claiming that Bt seed corn products developed by Mycogen and Ciba Seeds infringe PGS's U.S. patent covering plants containing truncated Bt genes. On August 13, 1996, PGS amended its lawsuit against Mycogen by adding newly issued patent 5,545,565 relating to the truncated Bt(2) gene sequence.

  On March 19, 1996, Monsanto filed suit in Federal District Court in Wilmington, Delaware, claiming that Mycogen's and Ciba Seeds' Bt corn products infringe Monsanto's U.S. patent covering a modified Bt DNA sequence used to make insect resistant plants.

  On April 3, 1996, the California Court of Appeal, Fourth Appellate District, reversed a San Diego County Superior Court ruling in a case brought by MPSI against Monsanto in December 1993, and affirmed that MPSI is entitled to exercise options to license certain herbicide tolerance and insect resistance technology for plants from Monsanto. On May 8, 1996, Mycogen filed suit in Superior Court in San Diego, seeking actual and punitive damages for breach of contract and interference with Mycogen's seeds business as a result of Monsanto's refusal to honor a contract to license certain herbicide tolerance and insect resistance technology to MPSI. The trial is scheduled for December 1, 1997.

  On April 30, 1996, DeKalb filed suit in Federal District Court in Rockford, Illinois, claiming that Mycogen's and Ciba Seeds' Bt seed corn products infringe DeKalb's patents covering Bt insect resistance and glufosinate herbicide tolerance in corn. On July 23, 1996, DeKalb filed a second suit in Rockford, Illinois, against Mycogen and Ciba Seeds for infringement of U.S. patents 5,538,877 and 5,538,880 relating to insect resistant and herbicide resistant corn. On August 27, 1996, DeKalb amended its July 23, 1996, lawsuit to add newly issued U.S. patent 5,550,318.

  On August 15, 1996, MPSI filed in Federal District Court in Wilmington, Delaware, an action to reverse a ruling of the Board of Patent Appeals and Interferences that a Monsanto truncated Bt gene patent application does not have claims covering the same invention as a truncated Bt gene patent application filed by MPSI.

  On October 22, 1996, Mycogen filed suit in Federal District Court in Wilmington, Delaware, claiming that insect resistant seed products developed and marketed by Monsanto, DeKalb and Delta & Pine Land Company ("DPL") infringe new U.S. patents issued to Mycogen that cover modification of Bt genes for plant expression, introduction of modified Bt genes into plant cells, and to plants and seeds produced from cells transformed with modified Bt genes. The suit seeks an injunction to bar development or sale of Bt seed products as well as damages arising out of sales of those companies' Bt seed products. The trial is scheduled for January 12, 1998.

  On January 21, 1997, Mycogen filed suit against Ecogen, Inc. in Federal District Court in Wilmington, Delaware, for patent infringement of Mycogen's U.S. patents 5,188,960 and 5,126,133 relating to Cry1F Bt toxins. This technology relates to Mycogen Crop Protection's biopesticide products. On June 11, 1997, the patent office declared an interference between Mycogen's U.S. patent 5,188,960 and an application filed by Ecogen, Inc.

  It is impossible to predict the outcome of each of the above described legal actions. Management's analysis of the effect of these legal proceedings is discussed in the Segment Operating Revenues and Income and (Loss) section of
Item 7.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock of Mycogen Corporation trades on The Nasdaq Stock Market ("Nasdaq") under the symbol "MYCO." Following are high and low trade prices for Mycogen Corporation common stock, as reported by Nasdaq for fiscal years 1997 and 1996.

Year ended August 31, 1997                       High             Low
     4th Quarter............................    25               18 3/4
     3rd Quarter............................    28 1/2           17 1/2
     2nd Quarter............................    29 1/4           16 3/4
     1st Quarter............................    17 1/8           13 3/4

Year ended August 31, 1996                       High             Low
     4th Quarter............................    18 1/2           13
     3rd Quarter............................    20               15
     2nd Quarter............................    19 1/2           11 3/4
     1st Quarter............................    14 1/4            9 1/2

  At October 14, 1997, there were 4,694 holders of record of the Company's common stock. No dividends have been declared or paid on the common stock. The Company has no intention of paying dividends on common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA



                       FIVE YEAR SELECTED FINANCIAL DATA

                     (In thousands, except per share data)


                                                                Years ended August 31,
                                 -------------------------------------------------------------------------------------
                                     1997/1/           1996/1/           1995             1994/1/           1993/1/
                                 --------------   ---------------   --------------   ---------------   ---------------
Net Operating Revenues               $  202,407       $  146,800      $   106,169        $  104,383        $  112,583
Total Revenue                           210,973          155,589          113,218           112,760           118,011
Net Loss Applicable to Common
 Shares                                 (37,683)/2/      (47,636)/2/      (15,946)          (33,234)/2/       (27,514)/2/
Net Loss Per Common Share                 (1.22)/2/        (1.81)/2/         (.83)            (1.81)/2/         (1.69)/2/
Cash, Cash Equivalents and
 Securities Available-for-Sale            2,211           68,038           17,600            37,887            66,314
Total Assets                            239,687          227,469          159,608           165,726           201,533
Long-term Liabilities                    15,544            5,228            3,291             1,207             1,141
Redeemable Preferred Stock                   --               --               --                --            40,897
Stockholders' Equity                    157,214          181,194          113,703           125,406           107,885

1 The acquisitions of Morgan Seeds in 1997, UAS in 1996, and Mycogen Seeds in 1993, 1994 and 1996 affect the comparability of the Selected Financial Data.

2 Net loss in 1997, 1996, 1994 and 1993 includes other charges of $31.7 million, $27.6 million, $36.4 million and $23.7 million, respectively, as discussed in further detail in the Notes to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections in forward-looking statements as a result of many factors. Varying climatic conditions can shift revenues between quarters. Weather also can affect operating revenues, seed costs, pest populations, the effectiveness of seeds and pesticides, seed production yields, commodity prices and growers' planting decisions. Operating revenues also depend on a number of other factors, including market acceptance of products, competition and U.S. and foreign government policies that affect crop acreage and farm income. Planted acreage is a key factor in determining volumes of seed, crop protection services and biopesticide products purchased by growers. These and other factors may affect Mycogen's ability to increase operating revenues and achieve profitability. The Company also must continue to invest in commercializing existing products and in discovery and development of new products, so the trend in losses from operations may continue.

                SEGMENT OPERATING REVENUES AND INCOME AND (LOSS)

                                                    Years ended August 31,
                                                               1996
                                                 ----------------------------
(In thousands)                       1997          Actual       Pro forma/1/         1995
--------------                    ----------     ----------     -------------     ----------
Seed
  North America
    Corn                          $   64,292     $   52,855     $      65,424     $   28,537
    Soybean                           21,091         16,136            18,358          8,794
    Sunflower                          6,493          6,576             6,694         10,376
    Sorghum                            6,831          8,950             8,984          4,042
    Other                              6,725          5,634             7,547          3,506
  Argentina                           31,042          1,770            29,441            945
  Specialty Oil                       22,790            --                --             --
  Europe/Other International           3,022         10,114            10,114          9,129
                                  ----------     ----------     -------------     ----------
                                     162,286        102,035           146,562         65,329
                                  ----------     ----------     -------------     ----------
Crop Protection
   SoilServ                           31,627         36,019            36,019         32,887
   Biopesticides                       8,904          9,867             9,867          7,953
                                  ----------     ----------     -------------     ----------
                                      40,531         45,886            45,886         40,840
                                  ----------     ----------     -------------     ----------
Intersegment Elimination                (410)        (1,121)           (1,121)           --
                                  ----------     ----------     -------------     ----------
Total Operating Revenues          $  202,407     $  146,800     $     191,327     $  106,169
                                  ==========     ==========     =============     ==========

/1/ Assumes the acquisitions of Morgan Seeds and UAS occurred on September 1, 1995.

                                                    Years ended August 31,
                                    --------------------------------------------------------
(In thousands)                           1997                 1996                 1995
                                    --------------       --------------       --------------
Income (Loss)
 Seed                               $          694       $      (20,227)      $      (11,922)
 Crop Protection                             2,147                  316               (2,336)
 Intersegment                                   27                 (120)                 --
                                    --------------       --------------       --------------
    Total Operations                         2,868              (20,031)             (14,258)

 Corporate                                  (5,685)              (2,527)              (1,259)
 Other Charges:
    Impairment of assets
     and exit costs                        (11,277)             (14,905)                 --
    Severance Agreement                     (9,050)                 --                   --
    Acquired in-process
     technology                                --               (10,313)                 --
    Patent litigation fees                  (9,777)              (2,373)                 --
    Equity in loss of
     investees                              (1,626)                 --                   --
 Net interest and other                     (1,602)               3,091                1,074
                                    --------------       --------------       --------------
Net loss before income
 taxes                                     (36,149)             (47,058)             (14,443)
Provision for income taxes                  (1,534)                 --                   --
                                    --------------       --------------       --------------
Net Loss                            $      (37,683)      $      (47,058)      $      (14,443)
                                    ==============       ==============       ==============

The acquisitions of Morgan Seeds and UAS affect the comparability of the Consolidated Condensed Financial Statements.

                                  SEED SEGMENT

Fiscal Year Ended August 1997 Compared to 1996

Operating Revenues: Seed operating revenues increased by $60.3 million from 1996 to 1997. The acquisition of Morgan Seeds in September 1997, and the full year effect of the February 1996 acquisition of UAS accounted for the majority of the increase. The 1996 pro forma revenues listed in the previous table assumes that the acquisitions of Morgan Seeds and UAS occurred on September 1, 1995. The increase in revenues of $15.7 million on a pro forma basis is attributable to a combination of the following factors:

 . North American corn volumes were down approximately 59,000 units. The majority of this decline occurred in the Southern regions of the U.S. and was primarily due to acreage shifts to soybeans and poor distributor support for the corn products acquired from DPL. Furthermore, in the Southern regions of the U.S., where Mycogen does not distribute seeds through its farmer/dealer network and instead relies on national and regional distributors, total corn revenues were down over $2 million. In the Northern regions of the U.S., Mycogen, for the most part, held volumes despite the brand consolidation of Mycogen, Lynks and Keltgen Seeds. This significant accomplishment was due to close coordination with the farmer/dealer network and an improved sales mix of value-added products consisting of NatureGard(R) hybrids and TMF(R) hybrids.

 . North American soybean revenues increased $2.7 million primarily as a result of commodity price increases which allowed the Company to increase soybean prices. Additionally, soybean volumes were 61,000 units higher than last year.

 . North American grain sorghum revenues decreased $1.8 million from last year's record levels mainly due to a decrease in acres planted throughout the U.S. and a reduction in available planting seeds. Total sorghum volumes were down 71,000 units.

 . Argentine revenues were higher due mainly to higher sales of Morgan Seeds' new disease resistant single cross hybrids, which produce higher yields.

 . Specialty oil revenues of $22.8 million were comprised primarily of high oleic sunflower oil sales to AC Humko. In fiscal year 1997, the Company entered into a long-term supply contract with AC Humko. The agreement initially calls for Mycogen to sell planting seeds at a normal seeds margin and oil at cost, with AC Humko absorbing oil production risk. The agreement contemplates a transition to fixed pricing, allowing Mycogen to earn a margin on oil.

 . Europe and other international revenues declined $7.1 million primarily due to the exchange of Mycogen's European subsidiaries in 1997 for an investment in Verneuil.

  The majority of North American seed operating revenues are recorded during the second and third fiscal quarters. Second and third quarter operating revenues also include estimates of seed product returns and the fourth quarter includes adjustments to reconcile those earlier estimates. Similarly, the majority of South American seed operating revenues are recorded during the first and fourth fiscal quarters, including estimates of seed product returns which are adjusted in the second fiscal quarter.

Operating Results: Seed operating results improved $20.9 million compared to 1996. This improvement is largely due to the acquisition and integration of UAS into Mycogen's North American seed operations, the acquisition of Morgan Seeds in Argentina and the exchange of the Company's two European subsidiaries, which previously had incurred operating losses, for an investment in Verneuil. Compared to 1996, North American corn margins improved to 50% from 39% and total seed margins, excluding specialty oil sales, have improved to 44% from 36%.
This improvement is largely due to the combination of decreased discards and obsolescence ("D&O") and higher corn prices offset by lower soybean gross margins attributable to higher commodity prices.

Fiscal Year Ended August 1996 Compared to 1995

Operating Revenues: Seed operating revenues for the fiscal year ended August 1996, were $102 million, compared to $65.3 million for fiscal 1995. The acquisition of UAS accounted for $23.6 million of the increase, primarily in corn and soybean seed sales. The remaining increase of $13.1 million or 20% is attributable mainly to higher volumes, as follows:

 . Higher planted corn acreage in 1996 and increased sales of NatureGard(R) corn hybrids with Bt or native corn borer resistance and Totally Managed Feedstuffs(R) silage corn accounted for the majority of a $7.6 million, or 20%, increase in seed corn revenue.

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

 . International operating revenues increased $1.8 million, or 18%, mainly due to higher sales of sunflower seeds in Argentina and seed corn in Europe.

Operating Results: Seed operating losses for the fiscal year ended August 1996 increased $8.3 million compared to fiscal 1995. Excluding the partial year impact of the acquisition of UAS, the deterioration was attributable primarily to a $5.2 million increase in sales and promotional expenses associated with the increase in sales volumes and lower gross margins of $1.8 million. Higher gross margins from higher sales volumes were reduced by higher seed costs and higher product D&O. Seed corn costs were $3 per unit higher due to low production yields. D&O increased by $5.8 million due to higher quantities of seeds that did not pass quality standards and higher quantities of excess and obsolete seed inventory.

                            CROP PROTECTION SEGMENT

Fiscal Year Ended August 1997 Compared to 1996

Operating Revenues: Crop Protection operating revenues decreased by $5.4 million from 1996 to 1997, as follows:

 . Soilserv operating revenues were $4.4 million below last year's record levels due to pricing pressures from fresh vegetable growers.

 . Lower sales of MVP(R) powder to Kubota, M-Peril(R) to the Seed segment and MVP(R) accounted for a $2.1 million decline in biopesticide operating revenue. This decline was partially offset by higher sales of Mattch(R) bioinsecticide attributable to higher insect pressure in Texas.

Operating Results: Operating results improved $1.8 million over 1996. This improvement is attributable to lower expenses which have more than offset the impact of lower revenues.

Fiscal Year Ended August 1996 Compared to 1995

Operating Revenues: Crop Protection operating revenues increased by $5.0 million from 1995 to 1996, as follows:

 . Soilserv operating revenues were $3.1 million higher due to heavy insect pressure in Salinas Valley that increased sales of aerial applications and higher penetration of crop protection markets in Arizona.

 . Biopesticide operating revenues were up $1.9 million, due to sales of new products, Mattch(TM) bioinsecticide and Scythe bioherbicide, higher international sales of MVP bioinsecticide and higher sales of MVP(R) concentrate to Kubota. Lower sales of M-Pede(R) and M-Trak(R) bioinsecticides in North America, attributable to the introduction of new products by competitors, partially offset those increases.

Operating Results: 1996 operating results improved $2.7 million due to improved gross margins of $3.8 million attributable to higher sales volumes coupled with lower biopesticide manufacturing costs. Higher operating expenses reduced operating income by $.8 million.


                                   CORPORATE

Fiscal Year Ended August 1997 Compared to 1996

  Corporate expenses increased $3.2 million mainly due to certain administrative and research resources which have been reallocated to pursue acquisitions of biotechnology assets and develop strategic alliances.

Fiscal Year Ended August 1996 Compared to 1995

  The increase of $1.3 million in the Corporate operating loss was due to higher compensation and bonuses and expenses related to general research and development activities.


                                 OTHER CHARGES

Impairment of facilities and exit costs: The Crop Protection segment recorded $10.6 million of charges in fiscal 1997 related to the restructuring of the biopesticide unit. The charges primarily related to the write-off of Mycogen's costs associated with the underutilized biopesticide plant. The Seed segment recorded $.6 million and $14.4 million in 1997 and 1996, respectively, of impairment losses and exit costs related to the disposal and sale of certain corn production plant assets and a research facility.

Severance Agreement: Corporate recognized expenses of $9.1 million during 1997 related to the resignation of the Company's chief executive officer. Those charges include non-cash stock compensation of $7.3 million and severance and other benefits of $1.8 million.

Patent litigation fees: Currently, the Company is a party to numerous separate actions arising out of disputes over patent and license rights for insect resistance and herbicide tolerance technology in plants. The Seed segment incurred related legal costs of $9.8 million and $2.4 million in 1997 and 1996, respectively, to enforce the Company's patent position. The Company will continue to assert and defend its positions in these matters, and therefore, will continue to incur significant legal expenses.

Acquired in-process technology: In 1996, the Seed segment recorded write-offs of acquired in-process technology totaling $10.3 million, including $7.2 million for oilseed technology rights acquired from Lubrizol and $3.1 million related to the acquisition of UAS. The Company is still evaluating programs related to that oilseed technology and has not yet committed significant funding. The Company expects that it will need to spend approximately $2.5 million over the next three to five years to commercialize the UAS technology. The estimated funding and related efforts are within the normal course of research efforts typically required by UAS' breeding and development programs.

Equity in loss of investees: The Seed segment recorded equity losses of $1.6 million, including $1.3 million of expenses incurred by the Company's European subsidiaries during fiscal year 1997 through the date that they were transferred to Verneuil and $.3 million of losses incurred by V.M.O., the Company's oilseed joint venture with Verneuil.

                              NON-OPERATING ITEMS

Interest Income and Expense, Net: In fiscal 1997, interest income and expense, net, decreased $4.0 million due to cash utilized for business acquisitions and higher working capital needs as a result of acquisitions and capital expenditures. Interest income and expense, net, increased $1.5 million to $2.4 million in fiscal 1996 due to higher interest income as a result of more cash available for investment during the year.

Other Income: Other income of $.7 million was recognized in 1996 upon receipt of a litigation settlement.

Provision for Income Taxes: The provision for income taxes of $1.5 million in 1997 relates to income reported by Morgan Seeds.


                        LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and securities available-for-sale decreased by $65.8 million to $2.2 million during the fiscal year ended August 1997. The acquisitions of Morgan Seeds and SVO's high oleic assets and the investment in Verneuil accounted for $37.1 million of this decrease. Cash used for operating activities of $22.8 million and capital expenditures of $35.7 million also contributed to the decrease. Proceeds of $15 million from long-term borrowings, $6.9 million from short-term borrowings, $5.6 million from the sale of common stock and $2.4 million from the sale of production facilities offset a portion of the decrease. The Company has two bank lines of credit of $40 million and $10 million, which expire November 1997 and February 1998, respectively, to fund portions of its seasonal working capital needs, all of which were unused as of August 31, 1997. Additionally, the Company may borrow funds of up to $50 million (increased to $75 million as of November 14, 1997) from DowElanco. Any advances from DowElanco are due September 30, 1998.

  During 1997, the Company invested $21.7 million to upgrade seed production facilities and to add seed production capacity and expects to invest another $7.0 million during 1998. The Company invested $.7 million in 1997 for a new business system and expects to invest another $6 million and $2 million in 1998 and 1999, respectively. During 1997, the Company spent $3.8 million for completion of Mycogen Seeds' new headquarters. Other capital expenditures totaled $9.5 million for 1997, and are expected to total $12 million during 1998.

  On November 12, 1997, the Company's Board of Directors approved a private sale of $75 million of newly issued common shares to DowElanco. These shares may be sold in a single transaction or in a series of transactions totaling $75 million.

  In December 1995, the Company signed an agreement for a technology collaboration with Pioneer. Under the agreement, Pioneer purchased three million shares of the Company's common stock for $30 million and provided $10 million in research and development funding in December 1995. Pioneer will provide an additional $11 million in funding near the end of calendar year 1998.

  In January 1996, Lubrizol converted its entire interest in shares of preferred stock into 1,815,274 shares of Mycogen's common stock and sold its 19.46% ownership interest in Mycogen Seeds to the Company for 1,538,008 shares of common stock. The Company also purchased certain rights in oilseed technology from a subsidiary of Lubrizol for $8.0 million. The Company made payments of $2.5 million and $2.0 million in 1997 and 1996, respectively, and will make a final payment of $3.5 million in 1998.

  In September 1996, the Company purchased all of the common stock of Morgan Seeds for $27 million in cash and acquired Lubrizol's remaining interest in oilseed technology and certain related assets for $7.6 million in cash. The Company will continue to pursue an aggressive acquisition and joint venture strategy for the Seed segment.

  The Company is involved in various actions related to its patent positions and plans to continue to spend resources as required to enforce its intellectual property rights. The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its products. To date, Mycogen has obtained numerous patents and has filed a large number of patent applications in the U.S. and foreign jurisdictions relating to the Company's technology. There can be no assurance that issued patent claims will be sufficient to protect the Company's technology. The commercial success of the Company will also depend in part on the Company's ability to avoid infringing patents issued to competitors. If licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Litigation, which can result in substantial cost to the Company, is also necessary to enforce the Company's intellectual property rights or to determine the scope and validity of third-party proprietary rights.

  The Company anticipates that its current cash position, revenue from operations, contract and other revenues, and funds from its existing lines of credit will be sufficient to finance working capital and capital requirements for the upcoming fiscal year. However, the Company's capital requirements may vary as a result of competitive and technological developments, the timing of regulatory approval for new products and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital. However, there can be no assurance that the Company can raise additional capital under favorable terms, if at all.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Consolidated Financial Statements appearing after the signature page of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  In fiscal year 1997, there were no reported disagreements on any matters of accounting principles or procedures or financial disclosures with the Company's independent auditors.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Identification of Directors. The information under the caption "Election of Directors" appearing in the Proxy Statement, is incorporated herein by reference.

  (b) Identification of Executive Officers. The information under the headings "Executive Officers" and "Responsibilities and Business Experience of Executive Officers" appearing in the Proxy Statement, is incorporated herein by reference.

  (c) Compliance with Section 16(a) of the Exchange Act. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Registrant and upon written representations of all individuals required to file forms pursuant to Section 16(a), the Registrant knows of no such individual that failed to file Forms 3, 4 and 5 on a timely basis during the last fiscal year. The information under the heading "Compliance with Section 16(a) of the Exchange Act" appearing in the Proxy Statement, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information under the heading "Executive Compensation" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information under the headings "Principal Stockholders" and "Executive Compensation-Security Ownership of Directors and Management as of September 30, 1997" appearing in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information under the headings "Election of Directors," "Executive Compensation" and "Certain Relationships and Related Transactions" appearing in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Report of Ernst and Young LLP, Independent Auditors. See Index to Financial Statements at page 30 of this Form 10-K.

  (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

  (c) Exhibits:

                                                                                                      Sequentially
                                                                                                        Numbered
                                             Description                                                  Page
   2.1              Agreement and Plan of Merger of Mycogen Corporation, a Delaware                         --
                    corporation, and Mycogen California, Inc., a California corporation.
                    Incorporated by reference from Exhibit 3.4 to the Registrant's Form
                    8-K, filed on November 28, 1995.

   2.2              Stock Acquisition Agreement by and among Agrigenetics, Inc., Mr.                        --
                    Jose Alberto Benegas, Ms. Maria Alejandra Rebagliati and Genetic
                    Resources (Latin America) Corporation dated September 30, 1996.
                    Incorporated by reference from Exhibit 2.1 to the Registrant's Form
                    8-K, filed on October 15, 1996.

   3.1              Articles of Incorporation of the Registrant.  Incorporated by                           --
                    reference from Exhibit 2.1 to the Registrant's Form 8-K, filed on
                    November 28, 1995.

   3.2              Bylaws of the Registrant.  Incorporated by reference from Exhibit                       --
                    3.2 to the Registrant's Form 8-K, filed on November 28, 1995.

   4.1              Reference is made to Exhibits 3.1 and 3.2 above.                                        --

   4.2              Specimen Common Stock Certificate, $0.001 par value.  Incorporated                      --
                    by reference from Exhibit 4.1 to the Registrant's Form 8-K, filed on
                    November 28, 1995.

   4.3              Amended and Restated Rights Agreement by and between the Registrant                     --
                    and Bank of Boston.  Incorporated by reference from Exhibit 4.2 to the Registrant's Form 8-K, filed on November 28, 1995.

   4.4              Amendment to the Rights Agreement.  Incorporated by reference from                      --
                    Exhibit 4.1 to the Registrant's Form 8-K, filed on March 22, 1996.

  10.1              Registration Rights Agreement under Stock Purchase Agreement dated                      --
                    March 6, 1989.  Incorporated by reference from Exhibit 10.2 to the
                    Registrant's Form 10-K for the year ended September 30, 1989, filed on December 28, 1989.


  10.2              Registrant's 1995 Employee Stock Purchase Plan.  Incorporated by                        --
                    reference from Exhibit 10.1 to the Registrant's Registration
                    Statement on Form S-8, Registration No. 333-00901, filed on February
                    13, 1996.

  10.3              Employee Stock Purchase Plan Summary and Prospectus.  Incorporated                      --
                    by reference from Exhibit 10.2 to the Registrant's Registration
                    Statement on Form S-8, Registration No. 333-00901, filed on February
                    13, 1996.

  10.4              Registrant's Restricted Stock Issuance Plan.  Incorporated by                           --
                    reference from Exhibit 28.1 to the Registrant's Registration
                    Statement on Form S-8, Registration No. 33-40349, filed on May 3,
                    1991.

  10.5              Form of Agreements pertaining to Restricted Stock Issuance Plan.                        --
                    Incorporated by reference from exhibit 28.2 to the Registrant's
                    Registration Statement on form S-8, Registration No. 33-40349, filed on May 3, 1991.

  10.6              Amendment No. 1 to Registrant's Restricted Stock Issuance Plan.                         --
                    Incorporated by reference from Exhibit 10.2 to the Registrant's
                    Registration Statement on Form S-8, Registration No. 333-00899,
                    filed on February 13, 1996.

  10.7              Form of Indemnity Agreement between the Registrant and each of its                      --
                    directors.  Incorporated by reference from Exhibit 10.1 to the
                    Registrant's Form 8-K, filed on November 28, 1995.

  10.8              Manufacturing Agreement dated September 15, 1988 between the                            --
                    Registrant and International Bio-Synthetics, Inc. (with certain confidential portions omitted).  Incorporated by reference from
                    Exhibit 10.19 to the Registrant's Form 10-K for the year ended
                    September 30, 1988, filed on December 23, 1988.

  10.9              Registrant's 1992 Stock Option Plan (as amended and restated                            --
                    effective October 17, 1996).  Incorporated by reference from Exhibit
                    10.1 to the Registrant's Registration Statement on Form S-8,
                    Registration Statement No. 33-21467, filed on February 10, 1997.

  10.10             Form of Agreements pertaining to 1992 Stock Option Plan.                                --
                    Incorporated by reference from Exhibits 28.2, 28.3, 28.4 and 28.5 to the Registrant's Registration Statement on Form S-8, Registration
                    No. 33-55508, filed on December 9, 1992.

  10.11             Supplement to Form of Agreements pertaining to 1992 Stock Option                        57
                    Plan.

  10.12             Revolving Credit Note of the Registrant to Harris Trust and Savings                     --
                    Bank ("Harris Bank") dated August 5, 1994.  Incorporated by reference from Exhibit 10.34 to the Registrant's Form 10-K for the year ended December 31, 1994, filed on March 3, 1995.

  10.13             Revolving Credit Agreement between the Registrant and Harris Bank                       --
                    dated August 5, 1994, as amended.  Incorporated by reference from
                    Exhibit 10.35 to the Registrant's Form 10-K for the year ended
                    December 31, 1994, filed on March 3, 1995.

  10.14             Guaranty Agreement from the Registrant to Harris Bank dated August                      --
                    5, 1994.  Incorporated by reference from Exhibit 10.36 to the
                    Registrant's Form 10-K for the year ended December 31, 1994, filed on March 3, 1995.

  10.15             Form of Employment/Severance Agreement between the Registrant and                       --
                    certain executive officers of the Registrant.  Incorporated by reference from Exhibit 10.22 to the Registrant's Form 10-K for the year ended August 31, 1996, filed on November 13, 1996.

  10.16             Manufacturing Agreement dated December 1, 1993, between the                             --
                    Registrant and EB, with certain confidential portions omitted.
                    Incorporated by reference from Exhibit 10.44 to the Registrant's
                    Form 10-K for the year ended December 31, 1994, filed on March 3,
                    1995.

  10.17             Agreement for Exchange of Insect Control Technology and Patent                          --
                    Rights dated July 14, 1993, between the Registrant and Ciba Seeds with certain confidential portions omitted.  Incorporated by reference from Exhibit 10.45 to the Registrant's Form 10-K for the year ended December 31, 1994, filed on March 3, 1995.

  10.18             Collaboration Agreement dated as of December 13, 1995, by and                           --
                    between Mycogen Seeds and Pioneer with certain confidential portions omitted.  Incorporated by reference from Exhibit 10.20 to the
                    Registrant's Form 10-K for the year ended August 31, 1996, filed on
                    November 13, 1996.

  10.19             Mycogen Corporation Common Stock Purchase Agreement dated as of                         --
                    December 13, 1995, by and between the Registrant and Pioneer
                    Overseas Corporation, an Iowa corporation ("Pioneer Overseas").
                    Incorporated by reference from Exhibit 10.21 to the Registrant's
                    Form 10-K for the year ended August 31, 1996, filed on November 13,
                    1996.

  10.20             Registration Rights Agreement dated December 13, 1995, by and                           --
                    between the Registrant and Pioneer Overseas.  Incorporated by
                    reference from Exhibit 10.22 to the Registrant's Form 10-K for the year ended August 31, 1996, filed on November 13, 1996.

  10.21             Exchange and Purchase Agreement dated as of January 15, 1996, by and                    --
                    among the Registrant, Mycogen Seeds, DowElanco and UAS.
                    Incorporated by reference from Exhibit 2.1 to the Registrant's Form
                    8-K, filed on February 27, 1996.

  10.22             Credit Agreement dated as of February 11, 1997, between Registrant                      67
                    and Bank of America Illinois.

  10.23             Loan Agreement, as amended, dated as of April 1, 1997, between                         125
                    DowElanco and Registrant.

  10.24             Form of Mycogen Corporation Executive Deferred Compensation Plan                       131
                    between the Registrant and certain executive officers of the
                    Registrant.

  21.1              Soilserv, Inc., a California corporation.                                               --

  21.2              Mycogen Plant Science, Inc., a Delaware corporation.                                    --

  21.3              Agrigenetics, Inc., a Delaware corporation, doing business as                           --
                    Mycogen Seeds.

  21.4              Mycogen Crop Protection, Inc., a California corporation.                                --

  21.5              Mycoyen, S.A., an Argentina corporation, doing business as Morgan                       --
                    Seeds.

   *                The Company's Notice of Annual Meeting and Proxy Statement dated on                     --
                    or about November 24, 1997.

  23.1              Consent of Ernst & Young LLP, Independent Auditors.                                    153

  23.2              Consent of Deloitte & Co., Independent Auditors.                                       155

  24                Power of Attorney.                                                                     157

  27                Financial Data Schedule.                                                                55

  99                Purchase Agreement dated February 15, 1995, by and among the                            --
                    Registrant, Mycogen Seeds and DPL.  Incorporated by reference from
                    Exhibit 99.1 to the Registrant's Form 8-K, filed on April 20, 1995.

---------------
* Supplemental Information: Copies of the Registrant's Proxy Statement for the Annual Meeting of Stockholders and copies of the form of proxy to be used at such Annual Meeting will be furnished to the Securities and Exchange Commission prior to the time they are distributed to the stockholders.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MYCOGEN CORPORATION

Date:  November 24, 1997                By: /s/ CARLTON J. EIBL
                                           --------------------
                                           Carlton J. Eibl
                                           President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/  CARLTON J. EIBL                  President (Principal              November 24, 1997
-------------------------------------   Executive Officer)
   (Carlton J. Eibl)

  /s/  NICKOLAS D. HEIN                 Chairman, Director                November 24, 1997
-------------------------------------
   (Nickolas D. Hein*)

  /s/  THOMAS J. CABLE                  Director                          November 24, 1997
-------------------------------------
   (Thomas J. Cable*)

  /s/  JERRY D. CAULDER                 Director                          November 24, 1997
-------------------------------------
   (Jerry D. Caulder*)

  /s/ PERRY J. GEHRING                  Director                          November 24, 1997
-------------------------------------
  (Perry J. Gehring*)

  /s/  LOUIS W. PRIBILA                 Director                          November 24, 1997
-------------------------------------
  (Louis W. Pribila*)

  /s/ DAVID H. RAMMLER                  Director                          November 24, 1997
-------------------------------------
  (David H. Rammler*)

  /s/ WILLIAM C. SCHMIDT                Director                          November 24, 1997
-------------------------------------
  (William C. Schmidt*)

  /s/ G. WILLIAM TOLBERT                Director                          November 24, 1997
-------------------------------------
  (G. William Tolbert*)

  /s/ W. WAYNE WITHERS                  Director                          November 24, 1997
-------------------------------------
  (W. Wayne Withers*)

  /s/  JAMES A. BAUMKER                 Vice President and Chief          November 24, 1997
-------------------------------------   Financial Officer
  (James A. Baumker)                    (Principal Financial and
                                        Accounting Officer)


__________________
*By James A. Baumker under power of attorney.

                              MYCOGEN CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations for the years ended
  August 31, 1997, 1996 and 1995............................................................   31

Consolidated Balance Sheets as of August 31, 1997 and 1996..................................   32

Consolidated Statements of  Stockholders' Equity for the years ended
  August 31, 1997, 1996 and 1995............................................................   33

Consolidated Statements of Cash Flows for the years ended
  August 31, 1997, 1996 and 1995............................................................   34

Notes to Consolidated Financial Statements..................................................   35

Quarterly Financial Data....................................................................   51

Schedule II - Valuation and Qualifying Accounts for the years ended August 31, 1997, 1996
  and 1995..................................................................................   52

Report of Ernst & Young LLP, Independent Auditors...........................................   53

Report of Deloitte & Co., Independent Auditors..............................................   54

All other schedules required by this item have been omitted due to full disclosure in the Consolidated Financial Statements or related footnotes or due to inapplicability of the item.

                              MYCOGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                Years ended August 31,
                                       ----------------------------------------
                                           1997          1996           1995
                                       ------------   -----------   -----------

Net operating revenues:
  Unrelated parties...................     $201,703      $145,401      $103,701
  Related parties.....................          704         1,399         2,468
Contract and other revenues:
  Unrelated parties...................        2,841         5,160         4,334
  Related parties.....................        5,725         3,629         2,715
                                           --------      --------      --------
      Total revenues..................      210,973       155,589       113,218
                                           --------      --------      --------

Costs and expenses:
  Cost of operating revenues..........      126,857        93,508        66,966
  Selling and marketing...............       41,834        37,791        23,544
  Research and development............       24,105        23,645        21,181
  General and administrative..........       17,978        19,689        13,190
  Amortization of intangible assets...        3,016         3,514         3,854
  Other charges.......................       31,730        27,591             -
                                           --------      --------      --------
    Total costs and expenses..........      245,520       205,738       128,735
                                           --------      --------      --------
Operating loss........................      (34,547)      (50,149)      (15,517)

  Interest income and expense, net....       (1,580)        2,435           914
  Exchange gain (loss)................          (22)            2           160
  Other non-operating income..........            -           654             -
                                           --------      --------      --------
Net loss before taxes.................      (36,149)      (47,058)      (14,443)
  Provision for income taxes..........       (1,534)            -             -
                                           --------      --------      --------
Net loss..............................      (37,683)      (47,058)      (14,443)
Dividends on preferred stock..........            -          (578)       (1,503)
                                           --------      --------      --------
Net loss applicable to common shares..     $(37,683)     $(47,636)     $(15,946)
                                           ========      ========      ========

Net loss per common share.............     $  (1.22)     $  (1.81)     $   (.83)
                                           ========      ========      ========

Weighted average number of shares.....       30,920        26,275        19,225
                                           ========      ========      ========


See accompanying Notes to Consolidated Financial Statements.

                              MYCOGEN CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)


                                                                                    August 31,
                           Assets                                           1997                1996
                                                                        -------------      -------------
Current assets:
  Cash and cash equivalents....................................             $   1,712          $  35,854
  Securities available-for-sale................................                   499             32,184
  Accounts and notes receivable, net of allowances.............                42,102             30,700
  Inventories..................................................                57,135             37,177
  Prepaid expenses and other current assets....................                 5,306              1,880
                                                                            ---------          ---------
    Total current assets.......................................               106,754            137,795

Net property, plant and equipment..............................                87,170             54,905
Net intangible assets..........................................                32,990             22,581
Other assets...................................................                12,773             12,188
                                                                            ---------          ---------
Total assets...................................................             $ 239,687          $ 227,469
                                                                            =========          =========

                     Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings........................................             $  18,602          $   1,520
  Accounts payable.............................................                21,100              8,697
  Accrued compensation and related taxes.......................                 6,124              6,755
  Deferred revenues............................................                 8,246             12,101
  Other current liabilities....................................                12,857             11,974
                                                                            ---------          ---------
    Total current liabilities..................................                66,929             41,047

Long-term liabilities..........................................                15,544              5,228
Commitments
Stockholders' equity:
  Common stock, $.001 par value, 40,000,000 shares authorized;
    31,381,344 and 30,678,537 shares issued and outstanding at
    August 31, 1997 and 1996, respectively.....................                    31                 31
Additional paid in capital.....................................               344,676            330,973
Deficit........................................................              (187,493)          (149,810)
                                                                            ---------          ---------
    Total stockholders' equity.................................               157,214            181,194
                                                                            ---------          ---------
Total liabilities and stockholders' equity.....................             $ 239,687          $ 227,469
                                                                            =========          =========


See accompanying Notes to Consolidated Financial Statements.

                              MYCOGEN CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                Common Stock           Additional                           Total
                                            Number                      Paid in                          Stockholders'
                                          of Shares       Amount        Capital            Deficit         Equity
                                          ---------      --------     -----------       ------------      ------------
 Balance at August 31, 1994                  19,099      $     19        $213,696          $ (88,309)     $125,406
    Issuance of common stock under
        employee stock plans......              148             -             436                  -           436
    Compensation related to
     employee stock plans.........                -             -             148                  -           148
    Issuance of common stock for
        business acquisition......              154             -           1,350                  -         1,350
    Change in unrealized gains
     and losses on securities
         available-for-sale.......                -             -             478                  -           478
    Net loss......................                -             -               -            (14,443)      (14,443)
    Cumulative translation
     adjustment...................                -             -             328                  -           328
                                          ---------      --------        --------          ---------      --------
 Balance at August 31, 1995                  19,401            19         216,436           (102,752)      113,703
    Issuance of common stock
     under:
        Private offering..........            3,000             3          29,997                  -        30,000
        Employee stock plans......              472             1           3,500                  -         3,501
    Compensation related to
     employee stock plans.........                -             -             689                  -           689
    Issuance of common stock for
        business acquisitions.....            5,991             6          80,406                  -        80,412
    Conversion of Preferred Stock.            1,815             2              (2)                 -             -
    Change in unrealized gains
     and losses on securities
         available-for-sale.......                -             -            (167)                 -          (167)
    Net loss......................                -             -               -            (47,058)      (47,058)
    Cumulative translation
     adjustment...................                -             -             114                  -           114
                                          ---------      --------        --------          ---------      --------
 Balance at August 31, 1996                  30,679            31         330,973           (149,810)      181,194
    Issuance of common stock under:
        Employee stock plans......              622             -           5,608                  -         5,608
        401 (k) plan..............               14             -             333                  -           333
    Compensation related to
        resignation of officer....               66             -           7,316                  -         7,316
    Compensation related to
     employee stock plans.........                -             -             621                  -           621
    Change in unrealized gains
     and losses on securities
         available-for-sale.......                -             -             303                  -           303
    Net loss......................                -             -               -            (37,683)      (37,683)
    Cumulative translation
     adjustment...................                -             -            (478)                 -          (478)
                                          ---------      --------        --------          ---------      --------
 Balance at August 31, 1997                  31,381      $     31        $344,676          $(187,493)     $157,214
                                          =========      ========        ========          =========      ========

See accompanying Notes to Consolidated Financial Statements.

                              MYCOGEN CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                     Years ended August 31,
                                                                      1997                   1996                   1995
                                                                    --------               --------               --------
Operating activities:
  Net loss............................................              $(37,683)              $(47,058)              $(14,443)
  Items which did not use cash:
    Depreciation......................................                 6,297                  4,862                  4,851
    Amortization......................................                 3,717                  4,216                  4,138
    Compensation related to employee stock plans......                   954                    689                    148
    Other charges.....................................                17,794                 23,218                      -
    Provision for doubtful accounts...................                 1,553                  1,990                    292
    Provision for deferred taxes......................                   682                      -                      -
    Loss on disposal of assets........................                   187                    361                    693
    Changes in operating assets and liabilities, net
     of effects of business combinations:
      Accounts and notes receivable...................                (7,562)                 8,432                 (3,293)
      Inventories.....................................                (8,323)                14,179                 (1,834)
      Prepaid expenses................................                (1,460)                    53                   (346)
      Accounts payable................................                 7,961                 (5,328)                 3,014
      Deferred revenues...............................                (3,855)                (1,815)                   989
      Other liabilities...............................                (3,050)                 4,332                   (669)
                                                                    --------               --------               --------
        Cash provided by (used in) operating
         activities...................................               (22,788)                 8,131                 (6,460)
                                                                    --------               --------               --------
Investing activities:
  Proceeds from sales of available-for-sale securities                28,140                 33,675                  8,972
  Proceeds from maturities of available-for-sale
   securities.........................................                 3,703                  4,159                 21,049
  Purchases of available-for-sale securities..........                     -                (58,272)               (12,250)
  Capital expenditures................................               (35,653)               (13,889)                (6,566)
  Net cash paid for business combinations.............               (37,087)                (1,791)                     -
  Prepaid contract manufacturing......................                     -                   (286)                (8,825)
  Change in intangibles and other assets..............                 2,851                  1,596                 (1,842)
                                                                    --------               --------               --------
      Cash provided by (used in) investing activities.               (38,046)               (34,808)                   538
                                                                    --------               --------               --------
Financing activities:
  Proceeds from short-term borrowings.................                 6,903                  1,520                      -
  Proceeds from long-term debt........................                15,000                      -                  2,500
  Payments on long-term debt..........................                  (852)                (4,678)                  (248)
  Proceeds from sale of common stock..................                 5,608                 59,900                    435
                                                                    --------               --------               --------
    Cash provided by financing activities.............                26,659                 56,742                  2,687
                                                                    --------               --------               --------
Effect of exchange rate changes on cash and cash
 equivalents..........................................                    33                    102                    241
                                                                    --------               --------               --------

Increase (decrease) in cash and cash equivalents......               (34,142)                30,167                 (2,994)
Cash and cash equivalents at beginning of year........                35,854                  5,687                  8,681
                                                                    --------               --------               --------
Cash and cash equivalents at end of year..............              $  1,712               $ 35,854               $  5,687
                                                                    ========               ========               ========

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

Reclassifications

  Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

Business Acquisitions and Investments

  In September 1996, the Company purchased all of the stock of Morgan Seeds, located in Argentina, for $27 million in cash. Morgan Seeds' principal products are corn and sunflower planting seed. The acquisition of Morgan Seeds was accounted for as a purchase and, accordingly, the assets and liabilities of Morgan Seeds are included in the Consolidated Balance Sheet as of August 31, 1997 and the results of operations from the acquisition date are reflected in the 1997 Consolidated Statement of Operation. The excess of the total purchase price over the fair value of the net assets acquired of $10.0 million was recorded as goodwill and is being amortized over 25 years.

  In February 1996, the Company issued 4,453,334 shares of common stock to Dowelanco in exchange for $26.4 million in cash and all of the shares in Dowelanco's seeds business, UAS. The principal seed products of UAS are corn and soybean. The acquisition of UAS was accounted for as a purchase and, accordingly, the results of operations of UAS from the date of acquisition are reflected in the consolidated financial statements of the Company. The total purchase price aggregated $34.5 million, of which $3.1 million was allocated to in-process technology and was written-off upon acquisition.

  The following consolidated, pro forma, unaudited summary of operations data assumes that the acquisition of Morgan Seeds occurred on September 1, 1996 and 1995, respectively, and that the acquisition of UAS occurred on September 1, 1995 and 1994.

                                                             Years ended August 31,
                                                 ------------------------------------------------
(In thousands except per share data)                  1997             1996              1995
------------------------------------             --------------   --------------   --------------
Total revenues                                   $   212,592      $    200,559      $    146,873
Net loss applicable to common shares             $   (37,665)     $    (40,179)     $    (13,301)
Net loss per common share                        $     (1.22)     $      (1.42)     $       (.56)

  These pro forma results may not be indicative of the results of operations that would have been reported if the transactions had occurred on the dates indicated, or which may be reported in the future. These results do not include a 1996 nonrecurring charge of $3.1 million related to the write-off of acquired in-process technology from the UAS acquisition.

  In September 1996, the Company acquired rights to SVO's high oleic sunflower oil technology and other assets (mainly inventory) relating to its specialty oil business for $7.6 million. In a related transaction, the company entered into a supply agreement with AC Humko whereby the Company will produce crude high oleic sunflower oil exclusively for AC Humko in North America.

  In December 1996, the Company exchanged its ownership interest in two European subsidiaries, Mycogen S.A. and Mycogen SRL, and cash of $2.1 million for an 18.75% ownership interest in Verneuil. The Company obtained a call option whereby Mycogen can purchase an additional 16.25% interest in Verneuil from Dowelanco. Dowelanco has a put option that may require Mycogen to purchase Dowelanco's 16.25% ownership interest in Verneuil after December 1997 if certain conditions are met. Including related investment costs, the investment in Verneuil totaled $9.7 million. The investment is accounted for using the cost method and is included in other assets on the 1997 Consolidated Balance Sheet. The European subsidiaries' fiscal 1997 operating results are reported in the Consolidated Statements of Operations as other charges.

  The investment in Verneuil is considered a financial instrument. Per Statement of Financial Accounting Standards ("SFAS") No. 107, "Financial
Instruments: Disclosure," the market value of such instruments is required to be disclosed. However, it was not practicable to estimate the fair value of Verneuil because of the lack of a quoted market price and the inability to estimate fair value without incurring excessive costs. The $9.7 million carrying amount at august 31, 1997, represents the original cost of the investment, which management believes is not impaired. No dividends were received during the three year period ended August 31, 1997.

Supplemental Cash Flow Information

  In conjunction with the acquisition of Morgan Seeds, the investment in Verneuil and the purchase of SVO's high oleic sunflower oil assets in fiscal year 1997 and the acquisition of UAS and the remaining ownership interest in Mycogen Seeds in fiscal year 1996 and an acquisition in 1995, cash and non-cash investing and financing activities were allocated as follows:

                                                                    Years ended August 31,
                                                          -----------------------------------------
(In thousands)                                               1997            1996           1995
--------------                                            ----------      ----------      ---------
Business acquisitions:
Fair value of assets acquired, net of cash
  received of $1.4 million in 1997 and none
  in 1996 and 1995                                        $   48,741      $   55,957      $   1,350
Liabilities assumed                                          (15,396)        (20,886)            --
Investment in Verneuil                                         9,697              --             --
Net assets and liabilities of Mycogen S.A.
  and Mycogen SRL, excluding cash,
  exchanged for Verneuil                                      (5,955)             --             --
Liabilities and acquisition costs incurred                        --            (673)            --
Minority interest purchased from Lubrizol                         --          21,406             --
Common stock issued                                               --         (54,013)        (1,350)
                                                          ----------      ----------      ---------
Net cash paid for acquisitions                            $   37,087      $    1,791      $      --
                                                          ==========      ==========      =========

Other cash and noncash investing and financing activities were as follows:


                                                  Years ended August 31,
                                           ------------------------------------
(In thousands)                               1997          1996          1995
-------------------------------            --------      --------      --------
Cash payments for interest                  $ 2,483       $   263       $   389
Cash payments for income taxes              $   403       $    --       $    --
Common stock issued upon conversion of
  convertible preferred stock               $    --       $31,582       $    --
Technology rights acquired by incurring
  directly related liabilities              $    --       $ 6,000       $    --
Dividends on preferred stock                $    --       $   578       $ 1,503

INDUSTRY SEGMENTS


  The Company is organized into two major segments, Seed and Crop Protection. Seed segment revenues are derived mainly from sales of planting seeds in North America, South America and Europe. The six principal product lines are corn, soybean, sunflower, sorghum, other and international. Crop Protection segment revenues are derived from customized crop protection services provided by Soilserv in California and Arizona and sales of biopesticide products mainly in North America and Japan. Operating revenues and seed costs are impacted by weather. Weather can influence pest populations, the effectiveness of pesticides and seeds, seed production yields, commodity prices, growers' planting decisions and other factors impacting revenues and costs. Operating revenues are also dependent on a number of other factors, including the degree of market acceptance of products, the strength of competition in the marketplace and U.S. and foreign government policies which can affect crop acreage and farmer income. Acres planted determine quantities of planting seeds, crop protection services and biopesticide products purchased by growers.


  Financial information by segment is as follows:


                                                  Years ended August 31,
                                           ------------------------------------
(In thousands)                               1997          1996          1995
-------------------------------            --------      --------      --------
Net Operating Revenues
 Seed                                      $162,286      $102,035      $ 65,329
 Crop Protection                             40,531        45,886        40,840
 Intersegment Elimination                      (410)       (1,121)          --
                                           --------      --------      --------
   Total                                   $202,407      $146,800      $106,169
                                           ========      ========      ========

Contract and Other Revenues
 Seed                                      $  7,675      $  7,639      $  5,606
 Crop Protection                                482         1,040         1,363
 Corporate                                      409           110            80
                                           --------      --------      --------
   Total                                   $  8,566      $  8,789      $  7,049
                                           ========      ========      ========

Research and Development Expenses
 Seed                                      $ 19,789      $ 18,604      $ 14,827
 Crop Protection                              3,049         4,816         6,354
 Corporate                                    1,267           225           --
                                           --------      --------      --------
   Total                                   $ 24,105      $ 23,645      $ 21,181
                                           ========      ========      ========


                                                  Years ended August 31,
                                           ------------------------------------
(In thousands)                               1997          1996          1995
-------------------------------            --------      --------      --------
Operating Income (Loss)
 Seed                                      $(11,349)     $(47,818)     $(11,922)
 Crop Protection                             (8,490)          316        (2,336)
 Corporate                                  (14,735)       (2,527)       (1,259)
 Intersegment Elimination                        27          (120)          --
                                           --------      --------      --------
   Total                                   $(34,547)     $(50,149)     $(15,517)
                                           ========      ========      ========

Identifiable Assets
 Seed                                      $195,890      $108,404      $ 87,238
 Crop Protection                             30,005        40,210        41,994
 Corporate                                   13,886        78,976        30,376
 Intersegment Elimination                       (94)         (121)          --
                                           --------      --------      --------
   Total                                   $239,687      $227,469      $159,608
                                           ========      ========      ========

Depreciation and Amortization
 Seed                                      $  6,350      $  4,592      $  4,199
 Crop Protection                              2,579         3,510         3,665
 Corporate                                    1,085           976         1,125
                                           --------      --------      --------
   Total                                   $ 10,014      $  9,078      $  8,989
                                           ========      ========      ========

Capital Expenditures
 Seed                                      $ 34,554      $ 11,987      $  3,263
 Crop Protection                                865           597           213
 Corporate                                      234         1,305         3,090
                                           --------      --------      --------
  Total                                    $ 35,653      $ 13,889      $  6,566
                                           ========      ========      ========

  [Operating revenues, net of estimated returns, are recognized when the product is shipped to the customer or the service is provided.]

  [In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No.131, "Segment Information". Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustment, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company intends to adopt SFAS No. 130 in fiscal 1999 and operating results of prior periods will be reclassified. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. As of August 31, 1997, the Company had not yet determined the impact of SFAS No. 131.]

Operations By Geographic Area

  Information on the Company's operations by geographic area is as follows:

                                                  Years ended August 31,
                                           ------------------------------------
(In thousands)                               1997          1996          1995
-------------------------------            --------      --------      --------
Revenues
 U.S.                                      $162,574      $146,329      $104,780
 Argentina                                   47,972         2,123         1,531
 Other Non-U.S.                                 427         7,137         6,907
                                           --------      --------      --------
                                           $210,973      $155,589      $113,218
                                           ========      ========      ========

Operating Income/(Loss)
 U.S.                                      $(39,364)     $(47,786)     $(19,272)
 Argentina                                    6,696           252           309
 Other Non-U.S.                              (1,879)       (2,615)        3,446
                                           --------      --------      --------
                                           $(34,547)     $(50,149)     $(15,517)
                                           ========      ========      ========

Identifiable Assets
 U.S.                                      $164,707      $215,582      $149,169
 Argentina                                   65,196         3,695         1,833
 Other Non-U.S.                               9,784         8,192         8,606
                                           --------      --------      --------
                                           $239,687      $227,469      $159,608
                                           ========      ========      ========

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

  Transfers of products between geographic areas are at prices approximating those charged to unaffiliated customers and are not material to any geographic area. The Company's international operations have risks similar to the Company's domestic operations. Additionally, international operations have the added risks of different political environments and currency fluctuations.

  The Company's international operations have risks similar to the Company's domestic operations. Additionally, international operations have the added risks of different political environments and currency fluctuations.

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

  Gross realized gains and losses on sales of available-for-sale securities for 1997, 1996 and 1995 were not significant. Available-for-sale securities are summarized as follows:

                                                  August 31, 1997
                                 -----------------------------------------------
                                              Gross        Gross
                                            unrealized   unrealized   Estimated
(In thousands)                     Cost       gains        losses     fair value
-----------------------------    --------   ----------   ----------   ----------
 Securities of the U.S.
  government and its
  agencies                          $499        $--          $--         $499
                                    ====        ===          ===         ====

                                                  August 31, 1996
                                 -----------------------------------------------
                                              Gross        Gross
                                            unrealized   unrealized   Estimated
(In thousands)                     Cost       gains        losses     fair value
-----------------------------    --------   ----------   ----------   ----------
 Securities of the U.S.
  government and its
  agencies                        $18,753       $--        $(211)       $18,542
 Corporate debt securities         13,734        --          (92)        13,642
                                  -------       ---        -----        -------
Total                             $32,487       $--        $(303)       $32,184
                                  =======       ===        =====        =======

  As of August 31, 1997, there were no available-for-sale securities with original maturities of three months or less that were classified as cash equivalents, and as of August 31, 1996, there were $31,328,000. All available-for-sale securities at August 31, 1997 are due within one year.

  Based upon management's intention to hold these securities as available for sale at any time for use in operations, all available-for-sale securities are classified as current even though the actual maturity may extend beyond one year.

Accounts and Notes Receivable

  Accounts and notes receivable at August 31 are comprised of:

(In thousands)                               1997            1996
--------------------------------           --------        --------
Trade accounts receivable                   $40,763         $30,219
Notes and other receivables                   5,718           4,282
                                            -------         -------
                                             46,481          34,501
Allowance for doubtful accounts              (4,379)         (3,801)
                                            -------         -------
                                            $42,102         $30,700
                                            =======         =======

    At August 31, 1997, the significant concentration of the Company's trade receivables were from farmers located in the U.S., Argentina and other countries whose ability to pay is dependent upon the agribusiness economics prevailing in that specific area of the world. As a result, no significant geographic concentration of credit risk exists.

Inventories

  [Seed inventories, which comprise 93% and 86% of total inventories at August 31, 1997 and 1996, respectively, are stated at the lower of average cost or market. all other inventories are stated at the lower of first-in first-out cost, or market.]

Inventories at august 31 are comprised of:

(In thousands)                                        1997         1996
-------------------------------------------         --------     --------
Raw materials and supplies                           $ 5,969      $ 3,819
Work in process                                       14,742       10,810
Finished goods                                        36,424       22,548
                                                     -------      -------
                                                     $57,135      $37,177
                                                     =======      =======

  Planting seeds are produced by independent growers who contract specific acreage for the production of seeds for the Company. The compensation of the independent growers is determined based on yield, contracted acreage and commodity prices. The commitment for grower compensation is accrued as seeds are delivered to the Company. The Company's growers select market prices throughout the year to establish selling prices for seed crops grown for the Company. The Company follows a policy, common in the industry, of hedging certain of these seed inventory purchase commitments to minimize risk due to market price fluctuations. [Gains and losses on these contracts are recorded as adjustments to inventory cost when the contracts are closed.] At August 31, 1997, the Company had short-term futures contracts totaling $27.1 million for the purchase of commodities (principally soybean and corn) at various dates during 1997. The fair value of these contracts at August 31, 1997, was $27.4 million. At August 31, 1997, the Company had entered into short-term contracts totaling $5.9 million for the sale of commodities (principally corn). At August 31, 1997, the unrealized gain on these contracts totaled $.4 million.

  Production of hybrid seeds involves various environmental risks. The parental inbred lines which are used in production are more sensitive to adverse conditions than are commercial hybrids grown by farmers. Weather is the most significant variable. Unfavorable weather can adversely affect seed supplies and unit costs. To protect against these risks, the Seed segment maintains multiple production locations spread geographically and maintains certain levels of inventory that are available for sale during the subsequent planting season. While the Company believes that its inventory values are realizable, risks exist that may render portions of the Company's inventory obsolete or excess. The risk factors include weather and poor planting conditions that may delay, prevent or change the planting of certain crops, U.S. and foreign government policies which can affect crop acreage and farmer income and the introduction of hybrids by competitors that may render the Company's hybrids obsolete.

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


(In thousands)                                        1997         1996
-------------------------------------------         --------     --------
Land and improvements                               $  7,093     $  4,901
Buildings and improvements                            33,238       26,452
Machinery and equipment                               44,595       30,171
Leasehold improvements                                   291          424
Construction in progress                              21,739       10,281
                                                    --------     --------
                                                     106,956       72,229
Accumulated depreciation and amortization            (19,786)     (17,324)
                                                    --------     --------
                                                    $ 87,170     $ 54,905
                                                    ========     ========

Intangible Assets

  [Intangible assets are amortized using the straight-line method over each asset's estimated useful life ranging from three to twenty-five years.] Intangible assets at August 31 are comprised of:

                                                          1997
                             Useful       --------------------------------------
                              Life                    Accumulated
(In thousands)              in years        Cost      Amortization     Net Value
-------------------------------------     --------    ------------     ---------
Goodwill                       25          $20,301      $ (2,795)       $17,506
Purchased technology          3-15          10,317        (4,169)         6,148
Patents                        10            8,345        (1,878)         6,467
Non-compete agreements        5-7            2,681        (2,337)           344
Customer base                  10            2,386          (365)         2,021
Assembled work force            5              726          (222)           504
                                           -------      --------        -------
                                           $44,756      $(11,766)       $32,990
                                           =======      ========        =======



                                                          1996
                             Useful       -------------------------------------
                              Life                    Accumulated
(In thousands)              in years        Cost      Amortization     Net Value
-------------------------------------     --------    ------------     ---------
Goodwill                        25         $10,267      $(1,979)        $ 8,288
Purchased technology           3-15          8,802       (3,451)          5,351
Patents                         10           6,686       (1,126)          5,560
Non-compete agreements         5-7           2,681       (2,173)            508
Customer base                   10           2,386         (131)          2,255
Assembled work force             5             726         (107)            619
                                           -------      -------         -------
                                           $31,548      $(8,967)        $22,581
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

Lines of Credit and Short-term Borrowings

  In April 1997, the Company entered into an agreement with DowElanco whereby DowElanco will provide an unsecured advance up to $50 million to meet the needs of the Company's operations. The advance, which expires in April 1998, provides for short-term borrowings in U.S. dollars at DowElanco's cost of borrowing (5.9% at August 31, 1997) plus 1/8% per annum. At August 31, 1997, amounts outstanding under the advance were $13.5 million.

  The company has available a $40 million unsecured revolving bank line of credit, of which no amounts were outstanding at August 31, 1997. This line, which expires November 30, 1997, provides for short-term borrowings in U.S. dollars at the bank's prime rate (8.5% at August 31, 1997) less 1% or in Eurodollars at an adjusted Eurodollar rate (5.7% at August 31, 1997) plus 1%. On an annual basis, the Company is required to pay a commitment fee of .15% on the unused portion.

  The Company has available a $10 million unsecured revolving bank line of credit, of which no amounts were outstanding at August 31, 1997. This line, which expires February 1, 1998, provides for short-term borrowings at the bank's reference rate (8.5% at August 31, 1997) less .50% or in Eurodollars at the sum of the interbank rate or the LIBOR rate (5.6% at August 31, 1997) plus 1%. Additionally, the Company is required to pay a commitment fee of .125% per annum on the average daily unused portion of the revolving credit commitment.

  The $40 million and $10 million line of credit agreements contain certain covenants which include the maintenance of a minimum consolidated net worth, maintenance of certain financial ratios and certain limitations on the incurrence of indebtedness or liens on the Company's assets.

  As of August 31, 1997, Morgan Seeds had $5.1 million of short-term borrowings outstanding from various banks at interest rates ranging from 7.5% to 8% and maturing at various dates through January 1998.

Long-term Liabilities

  Long-term liabilities (amounts due after one year) at August 31 are as follows:

(In thousands)                                                1997       1996
----------------------------------------------------        --------   --------
Unsecured note payable to bank                               $14,250    $   --
Pension and other liabilities                                  4,294      2,470
Liability for purchased technology                               --       6,000
                                                             -------    -------
                                                              18,544      8,470
Less current portion included in current liabilities          (3,000)    (3,242)
                                                             -------    -------
Total long-term liabilities                                  $15,544    $ 5,228
                                                             =======    =======

  The company has a $14.25 million unsecured term loan due February 1, 2002 which bears interest at a rate of 7.5% through February 1999. the rate of interest in effect after February 1999 will be determined through negotiations with the lender and will reflect prevailing rates in effect at that time. Principal payments are due quarterly and total $750,000. The loan covenants reflect the same terms as the lines of credit. Maturities on the note payable are $3.0 million in 1998, $3.0 million in 1999, $3.0 million in 2000, $3.0 million in 2001 and $2.3 million in 2002. As of August 31, 1997, the Company was not in compliance with certain covenants on its $14.25 million term loan. The Company has received a waiver from the bank for up to and including August 31, 1998.


Retirement Plans

  The Company has a tax deferred retirement and savings plan under section 401(k) of the Internal Revenue Code whereby eligible employees may defer up to 20% of their gross pay through payroll deductions and contribute it to the plan. The Company has the option to match a portion of the savings contributions as prescribed in the plan not to exceed 3% of gross pay or $2,000. Effective January 1, 1997, the Company began matching employee contributions by issuing shares of the Company's common stock to the plan. Matching contributions to these plans during the years ended August 31, 1997, 1996 and 1995 totaled $665,000, $521,000 and $531,000, respectively.

  Effective January 1, 1997, the Company adopted an Investment and Savings Plan whereby individuals, who are employed with the Company on December 31 and who have met other eligibility requirements, may receive contributions of 2.5% of their base salary. At August 31, 1997, accrued contributions to the plan were $427,000.

Commitments

  At August 31, 1997, the Company had operating lease commitments on certain premises, machinery and office equipment which expire at various dates through 2002. Minimum future commitments under non-cancelable lease agreements having terms in excess of one year total: 1998, $1,424,000; 1999, $441,000; 2000,
$184,000; 2001, $98,000 and 2002, $22,000.  The Company also leases equipment and other facilities on a month-to-month basis. Rent expense under operating leases totaled $4.3 million, $2.4 million, and $2.0 million in 1997, 1996 and 1995, respectively, and includes rent expense of $.8 million in 1997 incurred by the Company for leased laboratory facilities from DowElanco.

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

  [SFAS No. 128, "Earnings Per Share" prescribes new requirements for computing earnings per share. The application of this statement will be effective beginning with the Company's second quarter in fiscal 1998. The Company does not believe adoption of this SFAS No. 128 will have a material impact on its consolidated financial statements.]

Stock Incentive Plans

  Directors and key employees were issued options to purchase the Company's common stock under the Company's 1992 and 1983 Stock Option Plans, as amended. information about the status of the plans is presented below:


                                          Shares        Average Price
                                       ------------------------------

Balance at August 31, 1994               2,801,119          $11.81
 Granted                                 3,208,103          $ 8.63
 Exercised                                 (14,193)         $ 7.92
 Canceled                               (2,687,843)         $12.00
                                        ----------
Balance at August 31, 1995               3,307,186          $ 8.59
 Granted                                 1,266,500          $14.50
 Exercised                                (346,122)         $ 9.15
 Canceled                                 (109,614)         $ 9.30
                                        ----------
Balance at August 31, 1996               4,117,950          $10.34
 Granted                                 1,026,834          $17.08
 Exercised                                (585,296)         $ 8.58
 Canceled                                 (123,498)         $13.86
                                        ----------
Balance at August 31, 1997               4,435,990          $12.03
                                        ==========

  In December 1994, the Company, at the election of the option holder, repriced 2,209,603 outstanding options through cancellation of options with an average exercise price of $12.62 and a regrant of new options at an exercise price of $8.50. The new options vest in equal monthly installments over a new 36-month period measured from December 1994. All other options vest in equal yearly installments from the date of the grant or at the end of three years. Of the 4,435,990 outstanding options, 2,354,757 were vested as of August 31, 1997. As of August 31, 1997, a total of 5,358,523 shares of common stock were reserved for future issuance under the plans and 922,533 shares of common stock were available for future grants.

  Pursuant to the Company's 1990 Restricted Stock Issuance Plan, officers and key employees were awarded a total of 96,000 shares of restricted stock in 1996. As of August 31, 1997, a total of 38,500 shares of common stock were reserved for future issuance under the plan. Compensation expense related to these stock plans was $801,000, $689,000 and $148,000 in 1997, 1996 and 1995, respectively.
Unamortized deferred compensation expense with respect to restricted stock issued aggregated $611,000 and $1,517,000 at august 31, 1997 and 1996, respectively.

  Pursuant to the Company's 1995 and 1988 Employee Stock Purchase Plans, employees purchased 41,008 shares at an average price of $14.24 per share, 32,669 shares at an average price of $9.99 per share and 42,334 shares at an average price of $7.65 per share in 1997, 1996 and 1995, respectively. As of August 31, 1997, there were 185,891 shares of common stock reserved for future issuance under the Plan.

  [As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation" the Company has elected to continue accounting for stock compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees."] In 1997, compensation expense recognized under the Company's stock plans totaled $7.3 million and related solely to severance expense for the Company's former chairman and chief executive officer as discussed in "Other Charges." If the determination of compensation expense for the Company's option plans had been based on the fair value at the grant dates for awards under these plans consistent with SFAS No. 123, the Company's net loss and net loss per common share would have increased to the following pro forma amounts:

(In thousands except for
per share data)                          1997              1996
---------------------------------     ----------        ----------
Net loss:
 As reported                           $(37,683)         $(47,636)
 Pro forma                              (41,418)          (49,256)

Loss per share:
 As reported                           $  (1.22)         $  (1.81)
 Pro forma                                (1.34)            (1.87)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1997 and 1996:

                                         1997              1996
---------------------------------     ----------        ----------
Expected dividend yield                   0.0%              0.0%
Expected volatility                      45.0%             50.0%
Risk-free interest rates                  6.4%              5.6%
Expected option lives (years)             5.0               5.0

  The effects of applying SFAS No. 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net income (loss) in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1996.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of its employee stock options.

  The weighted-average fair values of options granted during 1997 and 1996 were $6.69 and $6.22, respectively. The following table summarizes information about stock options outstanding as of August 31, 1997:

                                  Weighted-
                                   Average    Weighted-               Weighted-
                                  Remaining    Average                 Average
   Range of         Shares       contractual   Exercise     Shares    Exercise
Exercise prices   Outstanding   Life (years)    Price    Exercisable    Price
---------------   -----------   ------------  ---------  -----------  ---------
  $ 4 to $ 7          161,168        .67        $ 5.72       161,168    $ 5.72
    8 to  11        2,052,768       6.45          8.68     1,816,508      8.64
   12 to  15        1,365,220       7.24         13.96     1,161,871     13.97
   16 to  25          856,834       8.99         18.17       146,324     18.24
  ----------        ---------       ----        ------     ---------    ------
  $ 4 to $25        4,435,990       6.97        $12.03     3,285,871    $10.80
  ==========        =========       ====        ======     =========    ======

Stockholder Rights Agreement

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

                                                               Aggregate
                                             Number of        Liquidation
(In thousands, except share data)             Shares           Preference
-------------------------------------       -----------       -----------
Balance at August 31, 1994                     2,950            $ 29,501
  Preferred stock dividend accrual               150               1,503
                                              ------            --------
Balance at August 31, 1995                     3,100            $ 31,004
  preferred stock dividend accrual                58                 578
  Conversion to common stock                  (3,158)            (31,582)
                                              ------            --------
Balance at August 31, 1996                       --             $    --
                                              ======            ========

At August 31, 1997, there were 3,940 shares authorized for issuance of the Company's Series A Preferred Stock, $.001 par value, and no outstanding shares.

Contract and Other Revenues

     [Research and other contract revenues are recorded as earned based on the percentage of completion basis or on the performance requirements of the contracts. payments in excess of amounts earned are deferred. research costs are expensed as incurred.] Costs and expenses related to research contracts totaled $3.3 million, $4.4 million and $3.0 million in 1997, 1996 and 1995, respectively.

Related Party Transactions

     In December 1995, the Company entered into an agreement with Pioneer to develop transgenic crops with insect resistance. Under the agreement, Pioneer purchased 3,000,000 shares of the Company's common stock for $30 million and provided $10 million in research and development funding. Pioneer will provide an additional $11 million in funding near the end of calendar year 1998.
Pioneer will receive non-exclusive rights to all Bt crop protection technology and associated technologies co-developed by the Company and Pioneer during the next 10 years. The Company and Pioneer are able to market their own products resulting from the collaboration, royalty-free, in North America. Pioneer will pay a royalty to Mycogen for jointly developed technology that it markets through seed products outside of North America. The Company has exclusive worldwide rights to license jointly developed technology to third parties. No proprietary seed lines will be shared by the companies. Contract revenues recognized under this agreement totaled $4.9 million in 1997 and $2.4 million in 1996. Deferred revenues of $3.5 million are included in the Consolidated Balance Sheet at August 31, 1997. in 1997, DowElanco purchased 1,000,000 shares of common stock of the Company from Pioneer.

     Lubrizol, a related party through February 1996, provided to Mycogen Seeds funding for research and development projects related to planting seeds that yield plants capable of producing oils with special characteristics. Related party research revenues under these agreements totaled $1.2 million and $2.6 million in 1996 and 1995, respectively. Mycogen Seeds was the exclusive supplier of specified planting seed to a division of Lubrizol and managed the production of crops from such planting seed through September 1996. Related party operating revenues recognized under this arrangement through February 1996, totaled $1.4 million and $2.5 million in 1996 and 1995, respectively.

     In January 1996, the Company agreed to acquire certain rights in oilseed technology from Lubrizol for $8.0 million. The Company made payments of $2.5 million and $2.0 million in 1997 and 1996, respectively, and will make a final payment of $3.5 million in 1998.

     In February 1996, Lubrizol sold its entire interest in the Company, 9,502,348 shares of common stock or 36.58% of the Company's outstanding shares of common stock, to DowElanco. As of August 31, 1997, DowElanco owned 17,923,245 shares of the Company's common stock, or 57.11% of the Company's outstanding shares of common stock, and may acquire additional shares of the Company's common stock subject to certain restrictions. In 1997, the Company recorded $.7 million of operating revenues with DowElanco related to sales of seed and $.7 million of contract revenue related to the development of specialty canola and high oil corn varieties.

Other Charges


(In thousands)                              1997           1996
----------------------------------        --------       --------
Impairment of facilities and costs
 to exit those facilities                  $11,277        $14,905
Severance                                    9,050            --
Patent litigation fees                       9,777          2,373
Acquired in-process technology                 --          10,313
Equity in net loss of investees              1,626            --
                                           -------        -------
                                           $31,730        $27,591
                                           =======        =======

  The Company has an exclusive manufacturing agreement through 2010 for certain of its biopesticide products. Under the terms of the agreement, the Company pays for the actual cost of manufacturing, excluding depreciation, plus a fee based on the actual number of units produced. The Company originally paid $11.2 million to the manufacturer to fund the construction of a manufacturing facility which was classified as an other asset. In August 1997, the Company's Crop Protection segment restructured its biopesticide unit as part of a corporate initiative to achieve operating profitability for each of the Company's business units for the fiscal year ending August 31, 1998. The restructuring resulted in a write-down of the Company's underutilized biopesticide production plant and overhead reductions to bring costs in line with projected net cash flows. Accordingly, the Company recognized $9.8 million of impairment costs and $.8 million of exit costs related to this restructuring. The impairment and exit costs are included in other charges in the Consolidated Statements of Operations.

  The Company's Seed segment recognized impairment losses and exit costs totaling $13.4 million and $1.0 million, respectively, during 1996 as a result of management's decision to dispose of or sell certain corn production plants and related assets that did not meet quality production standards in connection with a plan to upgrade the quality of seeds production. In 1997, impairment losses of $.6 million were recorded as a result of adjustments to the estimates made in 1996. The fair values of the assets were based on letters of intent from prospective buyers and management estimates. The impairment losses and exit costs are included in other charges in the Consolidated Statements of Operations. The carrying amount of the assets held for sale at August 31, 1997 total $.4 million and is included in other current assets in the Consolidated Balance Sheets.

  In connection with the resignation of the Company's former chairman and chief executive officer, Dr. Jerry Caulder, the Company incurred severance charges of $9.1 million. These charges include non-cash stock compensation of $7.3 million and severance and other benefits of $1.8 million. In connection with Dr. Caulder's resignation, Dr. Caulder and DowElanco entered into an agreement whereby Dr. Caulder has the option to sell to DowElanco any shares acquired by Dr. Caulder through the surrender of his stock options to the Company at prices based on a specified formula. This option becomes available upon Dr. Caulder's resignation from the board of directors of Mycogen and expires after six months. Options where vesting was accelerated are "marked to market" each quarter until the options are exercised or expire. For the year ended August 31, 1997, these charges totaled $2.3 million based on the revaluation of 389,445 options to $24.75, the closing price of the Company's stock at August 31, 1997. The Company will incur charges or credits each quarter based on fluctuations in the value of the Company's stock until the options are exercised or expire.

  The Seed segment incurred $9.8 million and $2.4 million in 1997 and 1996, respectively, to enforce its patent position and license rights to insect resistance and herbicide tolerance technology in plants. The Company expects to continue to incur significant legal expenses in defending its positions in these matters. Because of the nature of its business, the Company is subject to pending and threatened legal actions which arise out of the normal course of its business. Based on information furnished by legal counsels, management believes the outcome of the existing pending and threatened legal actions will not have an adverse effect on the financial conditions of the Company.

  In connection with the acquisition of UAS and the rights in oilseed technology from Lubrizol in 1996, $10.3 million of the purchase price was allocated to certain technologies not yet completed and, therefore, was written-off as acquired in-process technology as of the acquisition date.

  The Seed segment recognized equity losses of $1.6 million incurred by the Company's European subsidiaries through the date they were transferred to Verneuil, and by an oilseed joint venture with Verneuil.

Income Taxes

  At August 31, 1997, the Company has a federal tax net operating loss carryforward of approximately $129.8 million and a California net operating loss carryforward of approximately $22.8 million. The Company has federal and state research tax credit carryforwards totaling approximately $2.7 million and $.5 million, respectively. The federal tax loss and credit carryforwards will expire in years 1998 through 2012 unless previously utilized. California tax loss and credit carryforwards, if not utilized, will expire in years 1998 through 2002. The Company also has a capital loss carryforward of $2.6 million which will expire in 2000 if not utilized.

  At August 31, 1997 and 1996, approximately $6.0 million and $3.5 million, respectively, of the deferred tax assets relate to tax benefits associated with the exercise or disqualifying disposition of stock options. Such benefits are credited to additional paid-in capital when realized.

  The Company incurred a change in ownership, as defined by Internal Revenue Code Section 382, during 1996. Such change of ownership could limit the use of the net operating loss and tax credit carryforwards previously described in any one year. However, the Company believes that the limitation will not have a material impact upon the utilization of its carryforwards. The Company's use of its net operating loss and tax credit carryforwards could be further limited in the event of future cumulative changes in stock ownership.

  For financial reporting purposes, net income (loss) before dividends on preferred stock includes the following components:

                                         Years ended August 31,
                                   ------------------------------
(In thousands)                       1997       1996       1995
----------------------             ---------  --------   --------
Pretax income (loss):
  United States                    $(39,194)  $(44,440)  $(17,785)
  Foreign                             1,511     (2,618)     3,342
                                   --------   --------   --------
                                   $(37,683)  $(47,058)  $(14,443)
                                   ========   ========   ========

  The components of the provision for income taxes are as follows:

                                         Years ended August 31,
                                   ------------------------------
(In thousands)                       1997       1996       1995
----------------------             --------   ---------  --------
Current
 Federal                           $    --    $     --   $    --
 State                                  --          --        --
 Foreign                                852         --        --
                                   --------   ---------  --------
                                        852         --        --
Deferred
 Federal                                --          --        --
 State                                  --          --        --
 Foreign                                682         --        --
                                   --------   ---------  --------
                                        682         --        --
                                   --------   ---------  --------
  Provision                        $  1,534   $     --   $    --
                                   ========   =========  ========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of August 31 are as follows:

(In thousands)                                      1997             1996
----------------------------------------------    --------         --------
Deferred tax assets:
  Net operating loss carryforwards                $ 46,806         $ 24,120
  Tax basis of inventory greater than book           3,513            4,532
  Reserve for impaired assets                        6,110            6,150
  Research credit carryforwards                      3,247            3,247
  Deferred revenue                                   1,422            3,131
  Capitalized research expenditures                  2,539            3,016
  Acquired in-process technology                     2,116            2,706
  Tax basis of receivables greater than book         1,778            1,455
  Capital loss carryforward                          1,073            1,073
  Foreign deferred tax assets                        2,072               --
                                                  --------          -------
    Total deferred tax assets                       70,676           49,430
    Less: Valuation allowance                      (60,791)         (46,633)
                                                  --------         --------
      Net deferred tax assets                        9,885            2,797
    Tax depreciation in excess of book              (7,099)          (2,473)
    Other net deferred tax liabilities                (714)            (324)
                                                  --------         --------
      Net deferred tax assets                     $  2,072         $     --
                                                  ========         ========

  Due to the uncertainty surrounding the future realization of the deferred tax assets, a valuation allowance of $60.8 million was included as a reduction of deferred tax assets at August 31, 1997. The net deferred tax assets of $2.1 million related solely to Morgan Seeds and are comprised of $2.0 million of current deferred tax assets and $.1 million of non-current deferred tax assets. The net change in the valuation allowance was $14.2 million, representing a 100% valuation allowance against the net increase in U.S. deferred tax assets for fiscal 1997.

  The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                               Years ended August 31,
                                                --------------------------------------------------
(In thousands)                                       1997               1996              1995
------------------------------------------      -------------      ------------      -------------
Tax at U.S. federal statutory rate               $    (12,267)      $   (16,470)      $     (5,055)
State taxes, net of federal benefit                    (2,103)           (2,823)              (867)
Benefits eliminated by valuation allowance                 --            19,293              5,922
Change in valuation allowance                          14,158                --                 --
Effect of non-deductible items                          1,314                --                 --
Other                                                     432                --                 --
                                                 ------------       -----------       ------------
Tax provision                                    $      1,534       $        --       $         --
                                                 ============       ===========       ============

Subsequent Events

  On November 12, 1997, the Company's Board of Directors approved a private sale of $75 million of newly issued common shares to DowElanco. These shares may be sold in a single transaction or in a series of transactions totaling $75 million. The sales price will be calculated for each transaction based on the average of the Company's closing price on Nasdaq for the 90 calendar days preceding the transaction.

  On November 14, 1997, DowElanco increased the limit of its unsecured advance to the Company from $50 million to $75 million and extended the maturity date of such advance to September 30, 1998.

                              MYCOGEN CORPORATION
                            QUARTERLY FINANCIAL DATA
                                  (Unaudited)

(In thousands, except per share data)                                              Quarter
--------------------------------------------------------------------------------------------------------------------
                                                             First          Second          Third          Fourth
1997:
Net operating revenues                                       $ 16,290        $ 70,281        $84,324        $ 31,512
Cost of operating revenues                                     10,148          44,169         52,552          19,988
Gross profit                                                    6,142          26,112         31,772          11,524
Contract and other revenues                                     2,410           2,048          1,883           2,225
Operating expenses                                             18,919          24,187         33,094          42,463
Operating income (loss)                                       (10,367)          3,973            561         (28,714)
Non-operating income (loss)                                       139            (168)          (619)           (954)
Credit (provision) for income taxes                                --          (1,122)           622          (1,034)
Net income (loss) applicable to common shares                 (10,228)          2,683            564         (30,702)
Net income (loss) per common share                               (.33)            .08            .02            (.98)

1996:
Net operating revenues                                       $ 12,049        $ 35,575        $78,015        $ 21,161
Cost of operating revenues                                      7,824          21,891         53,406          10,387
Gross profit                                                    4,225          13,684         24,609          10,774
Contract and other revenues                                     1,571           2,580          2,360           2,278
Operating expenses                                             13,363          41,255         24,129          33,483
Operating income (loss)                                        (7,567)        (24,991)         2,840         (20,431)
Non-operating income                                              155             641            681           1,614
Dividends on preferred stock                                      384             194             --              --
Net income (loss) applicable to common shares                  (7,796)        (24,544)         3,521         (18,817)
Net income (loss) per common share                               (.40)          (1.00)           .11            (.61)

The Company's fiscal quarters end in November, February, May and August.

                              MYCOGEN CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED AUGUST 31, 1997, 1996 AND 1995
                                 (In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                          Balance at        Charged to       Charged to                            Balance at
                                           beginning        costs and           other                                end of
           Description                     of period         expenses         accounts           Deductions          period
-----------------------------------------------------------------------------------------------------------------------------
Year ended August 31, 1997
---------------------------------
Allowance for doubtful accounts              $3,801           $1,553          $     --           $  (975)/1/          $4,379
Inventory allowances                         $9,519           $2,437          $     --           $(7,572)/2/          $4,384

Year ended August 31, 1996
---------------------------------
Allowance for doubtful accounts              $2,585           $1,990          $     --           $  (774)/1/          $3,801
Inventory allowances                         $4,288           $9,737          $     --           $(4,506)/2/          $9,519

Year ended august 31, 1995
---------------------------------
Allowance for doubtful accounts              $3,915           $  292          $     --           $(1,622)/1/          $2,585
Inventory allowances                         $2,099           $4,602          $     --           $(2,413)/2/          $4,288


/1/   Amount relates to accounts receivable written off.

/2/   Amount relates to inventory written off.

               Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
Mycogen Corporation

We have audited the accompanying consolidated balance sheets of Mycogen Corporation as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Mycoyen, S.A., a wholly-owned subsidiary, which statements reflect total assets of $65,196,000 as of August 31, 1997, and total revenues of $48,156,000 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Mycoyen, S.A., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mycogen Corporation at August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP




San Diego, California
October 10, 1997, except for
the two paragraphs under "Subsequent
Events" in the Notes to Consolidated
Financial Statements as to which the
date is November 14, 1997

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Directors of
Mycoyen, S.A.
Buenos Aires, Argentina

We have audited the accompanying consolidated balance sheet of Mycoyen, S.A. and its subsidiary as of august 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the companies at August 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits also comprehended the translation of the Argentine peso amounts into U.S. dollar amounts for the purpose of consolidation with the financial statements of Mycogen Corporation. In our opinion, such translation has been made in conformity with accounting principles generally accepted in the United States of America, as set forth in Statement of Financial Accounting Standards No. 52, applicable to foreign currency financial statements to be incorporated in the financial statements of an enterprise by consolidation.

Buenos Aires, October 1, 1997.

                                          /s/ DELOITTE & Co.

                                          DELOITTE & Co.
                                          Hugo Alberto Luppi (Partner)
                                          Contador Publico (U.B.A.)
                                          C.P.C.E.C.F. - Tomo 56 - Folio 96

Copies of Form 10-K

Shareowners may call (888) SEE-MYCO (888-733-6924) for a stock quote, voice recordings, fax or mail on demand of news releases and recent SEC filings, including forms 10-K, 10-Q and 8-K. This information, product information and other Company information are also available on Mycogen's website: http://www.mycogen.com. Shareowners may reach Mycogen's Investor Relations group by calling (800) 745-7475, between the hours of 7:30 a.m. and 4:30 p.m., Pacific time, via e-mail at info@mycogen.com, by telefax at (619) 453-0142, or by writing to Investor Relations, Mycogen Corporation, 5501 Oberlin Drive, San Diego, CA 92121-1718.

Annual Meeting

The Annual Meeting of Mycogen Corporation will be held at 10:00 a.m. on January 8, 1998, in the Corn Conference room at the Company's headquarters located at 5501 Oberlin Drive, San Diego, California. All shareowners are cordially invited to attend.