Form 10-Q
period 1997-11-30
MYCOGEN CORP
filed 1998-01-08
CIK 813742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1997
                               -----------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ____________________

                        Commission file number: 0-15881
                                                -------

                              MYCOGEN CORPORATION
      ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                              95-3802654
-----------------------------------------          -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

5501 Oberlin Drive, San Diego, California                 92121
-----------------------------------------          -------------------
(Address of principal executive offices)                (Zip Code)

                                (619) 453-8030
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No  [_]

   31,426,922 shares of Common Stock were outstanding as of January 5, 1998.

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Operations
                 (Amounts in thousands, except per share data)


                                                     Three months ended
                                                         November 30,
                                                     1997          1996
                                                   --------      --------
                                                         (Unaudited)
Net operating revenues.........................    $ 20,914      $ 16,290
Contract and other revenues....................       2,110         2,410
                                                   --------      --------
      Total revenues...........................      23,024        18,700
                                                   --------      --------
Costs and expenses:
  Cost of operating revenues...................      12,652        10,148
  Selling and marketing........................      10,720         8,144
  Research and development.....................       6,128         4,909
  General and administrative...................       4,532         3,176
  Amortization of intangible assets............         772           750
  Other charges ...............................       1,781         1,940
                                                   --------      --------
      Total costs and expenses.................      36,585        29,067
                                                   --------      --------
Operating loss ................................     (13,561)      (10,367)

  Interest income and expense, net.............        (784)           99
  Exchange gain ...............................          46            40
                                                   --------      --------
Net loss before taxes..........................     (14,299)      (10,228)
  Provision for income taxes...................        (244)            -
                                                   --------      --------
Net loss.......................................    $(14,543)     $(10,228)
                                                   ========      ========
Net loss per share.............................    $   (.46)     $   (.33)
                                                   ========      ========
Weighted average number of shares..............      31,420        30,709
                                                   ========      ========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

                     Consolidated Condensed Balance Sheets
                 (Dollars in thousands, except par value data)


                                                      November 30,  August 31,
                                                         1997         1997
                          Assets                      (Unaudited)    (Note)
                                                      -----------   ---------
Current assets:
  Cash and cash equivalents.......................... $   4,335     $   1,712
  Securities available-for-sale......................       499           499
  Accounts and notes receivable, net of allowances...    34,727        42,102
  Inventories........................................    88,929        57,135
  Prepaid expenses and other current assets..........     7,093         5,306
                                                      ---------     ---------
    Total current assets.............................   135,583       106,754

Net property, plant and equipment....................    92,388        87,170
Net intangible assets................................    32,516        32,990
Other assets.........................................    12,765        12,773
                                                      ---------     ---------
Total assets......................................... $ 273,252     $ 239,687
                                                      =========     =========

           Liabilities and Stockholders' Equity

Current liabilities:
  Advances from Dow AgroSciences..................... $  47,250     $  13,500
  Short-term borrowings..............................     5,007         5,102
  Accounts payable...................................    35,790        21,100
  Accrued compensation and related taxes.............     5,812         6,124
  Deferred revenues..................................    14,529         8,246
  Other current liabilities..........................     9,732        12,857
                                                      ---------     ---------
    Total current liabilities........................   118,120        66,929

Long-term liabilities................................    14,582        15,544

Stockholders' equity:
  Common stock, $.001 par value, 40,000,000
    shares authorized; 31,486,782 and
    31,381,344 shares issued and outstanding
    at November 30, 1997 and August 31, 1997,
    respectively.....................................        31            31
  Additional paid in capital.........................   342,555       344,676
  Deficit............................................  (202,036)     (187,493)
                                                      ---------     ---------
    Total stockholders' equity.......................   140,550       157,214
                                                      ---------     ---------
Total liabilities and stockholders' equity........... $ 273,252     $ 239,687
                                                      =========     =========

Note: The balance sheet at August 31, 1997 has been derived from the audited financial statements at that date.

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Cash Flows
                            (Dollars in thousands)

                                                         Three months ended
                                                             November 30,
                                                         1997           1996
                                                       --------       --------
                                                      (Unaudited)    (Unaudited)
Operating activities:
  Net loss..........................................  $  (14,543)    $  (10,228)
  Items which did not use cash:
    Depreciation ...................................       1,935          1,253
    Amortization of intangible assets...............         772            750
    Other credits...................................      (2,045)             -
    Other expense not requiring cash................         577            451
  Changes in operating assets and liabilities:
    Accounts and notes receivable...................       7,300         10,812
    Inventories.....................................     (31,793)       (32,116)
    Prepaid expenses and other current assets.......      (2,031)        (1,829)
    Accounts payable................................      14,691         14,054
    Deferred revenues...............................       6,283          8,435
    Other current liabilities.......................      (3,650)        (5,761)
                                                      ----------     ----------
      Cash used in operating activities.............     (22,504)       (14,179)
                                                      ----------     ----------
Investing activities:
  Proceeds from sales of available-for-sale
   securities.......................................           -         17,926
  Proceeds from maturities of available-for-sale
   securities.......................................           -          2,361
  Capital expenditures..............................      (7,246)        (6,685)
  Net cash paid for business combinations...........           -        (29,890)
  Change in intangibles and other assets............        (197)          (652)
                                                      ----------     ----------
      Cash used in investing activities.............      (7,443)       (16,940)
                                                      ----------     ----------
Financing activities:
  Net change in borrowings from Dow AgroSciences....      33,750              -
  Net change in other short-term borrowings.........         (95)        10,782
  Payments on long-term borrowings..................        (750)           (85)
  Purchase of the Company's common stock............      (1,350)             -
  Proceeds from sale of common stock................       1,065            749
                                                      ----------     ----------
    Cash provided by financing activities...........      32,620         11,446
                                                      ----------     ----------
Effect of exchange rate changes on cash and cash
 equivalents........................................         (50)            50
                                                      ----------     ----------
Increase (decrease) in cash and cash equivalents....       2,623        (19,623)
Cash and cash equivalents at beginning of period....       1,712         35,854
                                                      ----------     ----------
Cash and cash equivalents at end of period..........  $    4,335     $   16,231
                                                      ==========     ==========

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

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report and Form 10-K of the Company for the fiscal year ended August 31, 1997.

The Company's business is highly seasonal. The majority of operating revenues are expected to be concentrated principally in the quarters ending in February and May as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months ended November 30, 1997 are not indicative of operating revenues and results to be expected for a full fiscal year.

New Accounting Pronouncements
-----------------------------
Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" prescribes new requirements for computing earnings per share. The application of this statement will be effective beginning with the Company's second quarter in fiscal 1998. The Company does not believe adoption of SFAS No. 128 will have a material impact on its consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Segment Information". Both of these standards are effective for the Company's fiscal year ending August 31, 1999. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported net of their related tax effect in the financial statements in the period in which they are recognized. Other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on investments. SFAS No. 131 requires that financial information be reported on the basis that is used internally for evaluating the Company's operating segment performance. The Company does not believe adoption of SFAS No. 131 will have a material impact on its consolidated financial statements.

Reclassifications
-----------------
Certain amounts in the fiscal 1997 Consolidated Condensed Financial Statements have been reclassified to conform to the fiscal 1998 presentation.

Dow AgroSciences
----------------
Effective January 1, 1998, Dow Elanco became Dow AgroSciences. As of November 30, 1997, Dow AgroSciences owned 18,069,645 shares of the Company's common stock or 57.39%, and may acquire additional shares of the Company's common stock subject to certain restrictions.

Investment in Verneuil Holding
-------------------------------
In December 1996, the Company obtained an 18.75% ownership interest in Verneuil Holding, S.A. ("Verneuil"). Additionally, the Company has a call option whereby Mycogen can purchase an additional 16.25% interest in Verneuil from Dow AgroSciences. Dow AgroSciences has a put option that may require Mycogen to purchase Dow AgroSciences' 16.25% ownership interest in Verneuil.

Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------
In conjunction with the acquisition of Morgan Seeds, the investment in Verneuil and the purchase of SVO high oleic sunflower oil assets from The Lubrizol Corporation in fiscal 1997, non-cash investing and financing activities were as follows:

                                                 Three months ended November 30,
                                                 -------------------------------
(In thousands)                                        1997             1996
                                                 --------------   --------------
Business acquisitions:
Fair value of assets acquired, other than cash        $--            $ 45,286
Liabilities assumed                                    --             (15,396)
                                                      ---            --------
  Net cash paid for acquisitions                      $--            $ 29,890
                                                      ===            ========

Inventories
-----------
Inventories are comprised of:

                                                  November 30,      August 31,
(In thousands)                                        1997             1997
                                                 --------------   --------------
Raw materials and supplies                          $ 7,893          $ 5,969
Work in process                                      19,444           14,742
Finished goods                                       61,592           36,424
                                                    -------          -------
  Total                                             $88,929          $57,135
                                                    =======          =======

Accumulated Depreciation and Amortization
-----------------------------------------
Accumulated depreciation of property, plant and equipment was $21.6 million and $19.8 million at November 30, 1997 and August 31, 1997, respectively.

Accumulated amortization of intangible assets was $12.5 million and $11.8 million at November 30, 1997 and August 31, 1997, respectively.

Income Taxes
------------
A provision for income taxes of $.2 million for Argentine taxes was recognized for the three months ended November 30, 1997. The effective tax rate for Argentine income is 33%. A provision for income tax was not recognized for other jurisdictions as the effective tax rate for the current fiscal year for all other jurisdictions is expected to be zero due to the available net operating loss carryforwards for which a valuation allowance had previously been provided.

Net Loss Per Common Share
-------------------------
Net loss per common share for the three months ended November 30, 1997 and 1996 is determined by dividing the net loss by the weighted average number of common shares outstanding during the respective period. Common shares issuable under common stock equivalents are not included in the computation of net loss per share because their effect was not dilutive.

Other Charges
-------------

                                                 Three months ended November 30,
                                                 -------------------------------
(In thousands)                                        1997             1996
                                                 --------------   --------------
Patent litigation fees                               $ 3,826          $  614
Severance agreement                                   (2,045)            --
Equity in loss of investees                              --            1,326
                                                     -------          ------
  Total                                              $ 1,781          $1,940
                                                     =======          ======

In connection with the resignation of the Company's former chief executive officer, Dr. Caulder, Dow AgroSciences entered into an agreement with Dr. Caulder in May 1997 whereby Dr. Caulder has the option to sell to Dow AgroSciences any shares acquired by Dr. Caulder through the surrender of his stock options to the Company at prices based on a specified formula. This option becomes available upon Dr. Caulder's resignation from the board of directors of Mycogen, which was effective January 8, 1998, and expires after six months. Options where vesting was accelerated are "marked to market" and the Company will continue to incur charges or credits each quarter based on fluctuations in the value of the Company's stock until the options are exercised or until the expiration of the agreement. For the three months ended November 30, 1997, a credit of $2.0 million was recognized based on the revaluation of 389,445 options to $19.50, the closing price of the Company's stock on November 30, 1997.

The Seed segment incurred $3.8 million and $.6 million of expenses in the three months ended November 30, 1997 and 1996, respectively, to enforce its patent position and license rights to insect resistance and herbicide tolerance technology in plants. The Company expects to continue to incur significant legal expenses in defending its positions in these matters. Because of the nature of its business, the Company is subject to pending and threatened legal actions which arise out of the normal course of its business. Based on information furnished by legal counsels, management believes the outcome of the existing pending and threatened legal actions will not have an adverse effect on the financial condition of the Company.

Subsequent Event
----------------
In December, the Company acquired rights to certain patents and patent applications ("Intellectual Property") from J.G. Boswell Company ("Boswell") and agreed to form a joint venture to develop and market cotton seed internationally. The Company paid Boswell $12 million and contributed its cotton breeding materials in return for a 51% interest in the new entity and the Intellectual Property. Boswell contributed its Phytogen cotton seed business and cotton breeding materials. Boswell will own the remaining 49% interest.
The joint venture will be accounted for under purchase accounting from the date of the joint venture formation.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                             RESULTS OF OPERATIONS


Seasonality
     The Company's businesses are highly seasonal as described in each segment summary. Revenues, expenses, income and losses for the three months ended November 30, 1997 are not indicative of the revenues, expenses and income or losses to be expected for a full fiscal year.

Summary
     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections in forward-looking statements as a result of many factors. Varying climatic conditions can shift revenues between quarters. Weather also can affect operating revenues, seed costs, pest populations, the effectiveness of seeds and pesticides, seed production yields, commodity prices and growers' planting decisions. Operating revenues also depend on a number of other factors, including market acceptance of products, competition and U.S. and foreign government policies that affect crop acreage and farm income. Planted acreage is a key factor in determining volumes of seed, crop protection services and biopesticide products purchased by growers. These and other factors may affect Mycogen's ability to increase operating revenues and achieve profitability. The Company also must continue to invest in commercializing existing products and in discovery and development of new products, so the trend in losses from operations may continue.


Segment Operating Revenues and Operating Loss

                                                 Three months ended November 30,
(In thousands)                                        1997             1996
                                                 --------------   --------------
Operating Revenues:
  Seed                                               $ 9,717          $ 6,902
  Crop Protection                                     11,197            9,388
                                                     -------          -------
    Total                                            $20,914          $16,290
                                                     =======          =======

                                                 Three months ended November 30,
                                                      1997             1996
                                                 --------------   --------------
Income (Loss)
  Seed                                              $(12,165)        $ (7,792)
  Crop Protection                                      1,953              483
                                                    --------         --------
     Total operations                                (10,212)          (7,309)

Corporate.....................................        (1,568)          (1,118)
Other credits (charges):
    Patent litigation fees....................        (3,826)            (614)
    Severance agreement.......................         2,045              --
    Equity in loss of investees...............           --            (1,326)
Net interest and other........................          (738)             139
                                                    --------         --------
       Net loss before income taxes                  (14,299)         (10,228)
Provision for income taxes....................          (244)             --
                                                    --------         --------
       Net loss                                     $(14,543)        $(10,228)
                                                    ========         ========

     For the fiscal 1998 quarter, the Company's operating revenues have increased 28% over the fiscal 1997 quarter providing an improvement in gross margins of $2.1 million. This improvement was offset by increased research and development and sales and marketing efforts and higher patent litigation fees and net interest expense.
     Seed revenues improved $2.8 million primarily due to higher seed sales in Argentina. This increase in revenues resulted in increased gross margins which were offset by higher marketing and sales expenditures, corn breeding and testing and crop enhancement trait development. Seed revenues are discussed in more detail under the caption Seed Operating Revenues.
     The improvement in Crop Protection operations is due to improved gross margins and lower expenses attributable to the restructuring of the biopesticide unit in August 1997 and higher revenues. Crop Protection revenues are discussed in more detail under the caption Crop Protection Operating Revenues.
     General corporate expenses have increased due to expenses incurred in the pursuit of business acquisitions.
     The Company's results continue to be negatively impacted by legal fees and expenses associated with enforcing its intellectual property rights. The Company is currently a party to numerous separate actions arising out of disputes over patent and license rights for insect resistance and herbicide tolerance technology in plants. The Company will continue to assert and enforce its positions in these matters and, therefore, will continue to incur significant associated expenses.
     A credit of $2.0 million was recognized in the first fiscal 1998 quarter related to the revaluation of certain options from $24.75 to $19.50 as discussed in further detail under the Other Charges footnote of Item 1.
     The equity in loss of investees in fiscal 1997 reflects expenses incurred by the Company's European subsidiaries through the date that they were transferred to Verneuil.
     Net interest expense has increased due to higher levels of debt in fiscal 1998 attributable to funds used for business acquisitions and capital expenditures in fiscal 1997. The provision for income taxes relates solely to Argentine subsidiaries.

Seed Operating Revenues

                                                 Three months ended November 30,
(In thousands)                                        1997             1996
                                                 --------------   --------------

Argentina.....................................       $8,476           $5,878
North America.................................          752              147
Specialty oil.................................          258              726
Other international...........................          231              151
                                                     ------           ------
    Total                                            $9,717           $6,902
                                                     ======           ======

     Argentina seed revenues increased primarily due to the full quarter effect of Morgan Seeds which was purchased September 30, 1996 and increased sales of sorghum due to higher production which led to greater supplies available for sale in the current period.

     The majority of North American seed operating revenues are recorded during the second and third fiscal quarters. Similarly, the majority of Argentina seed operating revenues are recorded during the first and fourth fiscal quarters.

Crop Protection Operating Revenues

                                                 Three months ended November 30,
(In thousands)                                        1997             1996
                                                 --------------   --------------

Soilserv......................................       $ 9,679          $8,450
Biopesticides.................................         1,518             938
                                                     -------          ------
    Total                                            $11,197          $9,388
                                                     =======          ======

     Soilserv sales increased $1.2 million for the quarter due to heavier insect pressure in fiscal 1998 attributable to wetter weather conditions. Biopesticide sales increased due to higher sales of MVP(R) bioinsecticide in international markets and higher domestic sales of Mattch(R) bioinsecticide. The majority of Crop Protection revenues are recorded during the third and fourth fiscal quarters.


                        LIQUIDITY AND CAPITAL RESOURCES


     The Company's cash, cash equivalents and securities available-for-sale increased by $2.6 million to $4.8 million during the three months ended November 30, 1997. This increase was attributed to advances of $33.7 million from Dow AgroSciences offset by cash used for operating activities of $22.5 million, capital expenditures of $7.2 million and $1.4 million used for the repurchase of 153,846 shares of the Company's common stock. The Company may borrow up to $75 million from Dow AgroSciences, of which $27.7 million was unused at November 30, 1997. Any advances from Dow AgroSciences are due September 30, 1998. The Company also maintains a $13.5 million unsecured term loan due February 1, 2002, which bears interest at a rate of 7.5% through February

1999. Additionally, the Company has a $10 million bank line of credit facility, which expires February 1, 1998, to fund portions of its seasonal working capital needs, all of which was unused at November 30, 1997.
     On November 12, 1997, the Company's Board of Directors approved a private sale of $75 million of newly issued common shares to Dow AgroSciences. These shares may be sold in a single transaction or in a series of transactions totaling $75 million.
     During the first quarter, the Company invested $.6 million on a new business system and spent $6.6 million on other capital expenditures and expects to spend $5.6 million and $12 million during the remainder of fiscal 1998, respectively. The Company's new business system will be year 2000 compliant.
     A final installment of $3.5 million is due and payable January 1998 related to the purchase of certain rights in oilseed technology in 1996.
     Pioneer Hi-Bred International, Inc. will provide $11 million in funding near the end of calendar year 1998 in accordance with a technology collaboration agreement with the Company.
     The Company is involved in various actions related to its patent positions and plans to continue to spend resources as required to enforce its intellectual property rights. The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its products. To date, Mycogen has obtained numerous patents and has filed a large number of patent applications in the United States and foreign jurisdictions relating to the Company's technology. There can be no assurance that issued patent claims will be sufficient to protect the Company's technology. The commercial success of the Company also will depend in part on the Company's ability to avoid infringing patents issued to competitors. If licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Litigation, which can result in substantial cost to the Company, may also be necessary to enforce the Company's intellectual property rights or to determine the scope and validity of third-party proprietary rights.
     The Company anticipates that its current cash position, revenue from operations and contract and other revenues, funds from its existing lines of credit and the $75 million of equity financing available with Dow AgroSciences will be sufficient to finance working capital and capital requirements for the immediate future. However, the Company's capital requirements may vary as a result of competitive and technological developments, the timing of regulatory approval for new products and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital. However, there can be no assurance that the Company can raise additional capital under favorable terms, if at all.

PART II - OTHER INFORMATION

Item 3.  Legal Proceedings

     On February 28, 1994, the U.S. Patent Office notified Mycogen's subsidiary, Mycogen Plant Science, Inc. ("MPSI"), that an interference had been declared with MPSI's broad application (USSN: 06/535,354) on Bacillus thuringiensis ("Bt") insect-resistant plants and Monsanto Company's ("Monsanto") narrow application on Bt insect resistant tomatoes.

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

     On April 3, 1996, the California Court of Appeal, Fourth Appellate District, reversed a San Diego County Superior Court ruling in a case brought by MPSI against Monsanto in December 1993, and affirmed that MPSI is entitled to exercise options to license certain herbicide tolerance and insect resistance technology for plants from Monsanto. On May 8, 1996, Mycogen filed suit in Superior Court in San Diego, seeking actual and punitive damages for breach of contract and interference with Mycogen's seeds business as a result of Monsanto's refusal to honor a contract to license certain herbicide tolerance and insect resistance technology to MPSI. The trial is scheduled for January 30, 1998.

     On April 30, 1996, DeKalb Genetics Corporation ("DeKalb") filed suit in Federal District Court in Rockford, Illinois, claiming that Mycogen's and Ciba Seeds' Bt seed corn products infringe DeKalb's patents covering Bt insect resistance and glufosinate herbicide tolerance in corn. On July 23, 1996, DeKalb filed a second suit in Rockford, Illinois, against Mycogen and Ciba Seeds for infringement of U.S. patents 5,538,877 and 5,538,880 relating to insect resistant and herbicide resistant corn. On August 27, 1996, DeKalb amended its July 23, 1996, lawsuit to add newly issued U.S. patent 5,550,318.

     On August 15, 1996, MPSI filed in Federal District Court in Wilmington, Delaware, an action to reverse a ruling of the Board of Patent Appeals and Interferences that a Monsanto truncated Bt gene patent application does not have claims covering the same invention as a truncated Bt gene patent application filed by MPSI.

     On October 22, 1996, Mycogen filed suit in Federal District Court in Wilmington, Delaware, claiming that insect resistant seed products developed and marketed by Monsanto, DeKalb and Delta & Pine Land Company infringe new U.S. patents issued to Mycogen that cover modification of Bt genes for plant expression, introduction of modified Bt genes into plant cells, and to plants and seeds produced from cells transformed with modified Bt genes. The suit seeks an injunction to bar development or sale of Bt seed products as well as damages arising out of sales of those companies' Bt seed products. The trial is scheduled for January 20, 1998.

     On January 21, 1997, Mycogen filed suit against Ecogen, Inc. in Federal District Court in San Diego, California, for patent infringement of Mycogen's U.S. patents 5,188,960 and 5,126,133 relating to Cry1F Bt toxins. This technology relates to Mycogen Crop Protection's biopesticide products. On June 11, 1997, the patent office declared an interference between Mycogen's U.S. patent 5,188,960 and an application filed by Ecogen, Inc.

     It is impossible to predict the outcome of each of the above described legal actions. Management's analysis of the effect of these legal proceedings is discussed in the Segment Operating Revenues and Loss section of Item 2.

Item 6.  Exhibits and Reports on Form 8-K.

       a) Exhibits
              Exhibit 27 - Financial Data Schedule. See Exhibit 27 attached hereto.

       b) Reports on Form 8-K
              A current report on Form 8-K was filed on November 18, 1997 to report the Company's change in certifying accountants from Ernst & Young LLP to Deloitte & Touche LLP.



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Mycogen Corporation
                                      -------------------
                                         (Registrant)


Date:  January 8, 1998                /s/ James. A. Baumker
       ---------------                ------------------------------------------
                                      James A. Baumker
                                      Vice President and Chief Financial Officer