Form 10-Q
period 1998-02-28
MYCOGEN CORP
filed 1998-04-14
CIK 813742

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1998
                               -----------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________  to ____________________

                        Commission file number: 0-15881
                                                -------

                              MYCOGEN CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                  95-3802654
 ------------------------------------------            -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

 5501 Oberlin Drive,  San Diego, California                  92121
 ------------------------------------------            -----------------
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


    36,109,280 shares of Common Stock were outstanding as of April 7, 1998.

Part 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements


                                                        Mycogen Corporation

                                      Interim Consolidated Condensed Statements of Operations
                                           (Dollars in thousands, except per share data)


                                                     Three months ended             Six months ended
                                                        February 28,                   February 28,
                                                    1998            1997           1998            1997
                                                  --------        --------       --------        --------
                                                         (Unaudited)                    (Unaudited)
Net operating revenues.......................     $ 68,741        $ 70,281       $ 89,655        $ 86,571
Contract and other revenues..................        2,252           2,048          4,362           4,458
                                                  --------        --------       --------        --------
      Total revenues.........................       70,993          72,329         94,017          91,029
                                                  --------        --------       --------        --------

Costs and expenses:
  Cost of operating revenues.................       42,618          44,169         55,270          54,317
  Selling and marketing......................       12,481          11,147         23,201          19,291
  Research and development...................        6,840           5,672         12,968          10,581
  General and administrative.................        3,899           5,083          8,431           8,259
  Amortization of intangible assets..........          787             766          1,559           1,516
  Other charges .............................       18,896           1,519         20,677           3,459
                                                  --------        --------       --------        --------
      Total costs and expenses...............       85,521          68,356        122,106          97,423
                                                  --------        --------       --------        --------

Operating income (loss) .....................      (14,528)          3,973        (28,089)         (6,394)

  Interest income and expense, net...........         (575)           (166)        (1,359)            (67)
  Minority interest..........................          153               -            153               -
  Exchange gain (loss).......................            3              (2)            49              38
                                                  --------        --------       --------        --------

Net income (loss) before taxes...............      (14,947)          3,805        (29,246)         (6,423)
Credit (provision) for income taxes..........           30          (1,122)          (214)         (1,122)
                                                  --------        --------       --------        --------

Net income (loss)............................     $(14,917)       $  2,683       $(29,460)       $ (7,545)
                                                  ========        ========       ========        ========

Net income (loss) per share:
  Basic .....................................     $   (.46)       $    .09       $   (.92)       $   (.25)
                                                  ========        ========       ========        ========
  Diluted ...................................     $   (.46)       $    .08       $   (.92)       $   (.25)
                                                  ========        ========       ========        ========

Weighted average number of shares:
  Basic .....................................       32,699          30,668         31,991          30,597
                                                  ========        ========       ========        ========
  Diluted ...................................       32,699          33,300         31,991          30,597
                                                  ========        ========       ========        ========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

                     Consolidated Condensed Balance Sheets
                 (Dollars in thousands, except par value data)

                                                                  February 28,    August 31,
                                                                     1998            1997
                          Assets                                  (Unaudited)       (Note)
                                                                 -------------    ----------
Current assets:
  Cash and cash equivalents...................................     $   2,219      $   1,712
  Securities available-for-sale...............................           500            499
  Accounts and notes receivable, net of allowances............        48,153         42,102
  Inventories.................................................        84,382         57,135
  Prepaid expenses and other current assets...................         7,095          5,306
                                                                   ---------      ---------
    Total current assets......................................       142,349        106,754

Net property, plant and equipment.............................        98,635         87,170
Net intangible assets.........................................        32,496         32,990
Other assets..................................................        19,333         12,773
                                                                   ---------      ---------
Total assets..................................................     $ 292,813      $ 239,687
                                                                   =========      =========

           Liabilities and Stockholders' Equity
Current liabilities:
  Advances from Dow AgroSciences..............................     $   3,217      $  13,500
  Short-term borrowings.......................................         3,412          5,102
  Accounts payable............................................        23,446         21,100
  Accrued compensation and related taxes......................         5,650          6,124
  Deferred revenues...........................................        23,147          8,246
  Other current liabilities...................................         9,390         12,857
                                                                   ---------      ---------

    Total current liabilities.................................        68,262         66,929

Long-term liabilities.........................................        14,401         15,544

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares authorized;
    36,083,030 and 31,381,344 shares issued and outstanding at
    February 28, 1998 and August 31, 1997, respectively.......            36             31
  Additional paid in capital..................................       427,067        344,676
  Deficit.....................................................      (216,953)      (187,493)
                                                                   ---------      ---------
    Total stockholders' equity................................       210,150        157,214
                                                                   ---------      ---------
Total liabilities and stockholders' equity....................     $ 292,813      $ 239,687
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


See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Cash Flows
                            (Dollars in thousands)

                                                                         Six months ended
                                                                    February 28,    February 28,
                                                                        1998           1997
                                                                    ------------    ------------
                                                                     (Unaudited)    (Unaudited)
Operating activities:
  Net loss......................................................     $(29,460)       $ (7,545)
  Items which did not use cash:
    Depreciation ...............................................        4,099           2,540
    Amortization of intangible assets...........................        1,559           1,517
    Other charges...............................................        9,821               -
    Other items not requiring cash..............................        1,153           2,816
  Changes in operating assets and liabilities:
    Accounts and notes receivable...............................       (6,181)        (13,708)
    Inventories.................................................      (27,247)        (22,157)
    Prepaid expenses and other current assets...................       (1,941)         (3,941)
    Accounts payable............................................        2,347           6,603
    Deferred revenues...........................................       14,901          18,886
    Other current liabilities...................................       (6,120)         (7,789)
                                                                     --------        --------
      Cash used in operating activities.........................      (37,069)        (22,778)
                                                                     --------        --------
Investing activities:
  Capital expenditures..........................................      (14,156)        (13,766)
  Net cash paid for business combinations and intangibles.......      (13,897)        (37,703)
  Change in other assets........................................        1,905             378
  Proceeds from sales of available-for-sale securities..........            -          28,140
  Proceeds from maturities of available-for-sale securities.....            -           3,703
                                                                     --------        --------
      Cash used in investing activities.........................      (26,148)        (19,248)
                                                                     --------        --------
Financing activities:
  Net change in borrowings from Dow AgroSciences................      (10,283)              -
  Net change in other short-term borrowings.....................       (1,690)         (5,439)
  Payments on long-term borrowings..............................       (1,500)            (97)
  Proceeds from long-term borrowings............................            -          15,000
  Proceeds from sale of common stock............................       78,596           1,854
  Purchase of the Company's common stock........................       (1,350)              -
                                                                     --------        --------
    Cash provided by financing activities.......................       63,773          11,318
                                                                     --------        --------
Effect of exchange rate changes on cash and cash equivalents....          (49)             52
                                                                     --------        --------
Increase (decrease) in cash and cash equivalents................          507         (30,656)
Cash and cash equivalents at beginning of period................        1,712          35,854
                                                                     --------        --------
Cash and cash equivalents at end of period......................     $  2,219        $  5,198
                                                                     ========        ========


See accompanying Notes to Interim Consolidated Condensed Financial Statements.

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements (continued).


                              Mycogen Corporation
                              -------------------
          Notes to Interim Consolidated Condensed Financial Statements



General
-------
The accompanying financial statements include the accounts of Mycogen Corporation and its wholly-owned and majority-owned subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report and Form 10-K of the Company for the fiscal year ended August 31, 1997.

The Company's business is highly seasonal. Operating revenues are expected to be concentrated principally in the quarters ending in February and May as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months and six months ended February 28, 1998 are not indicative of operating revenues and results to be expected for a full fiscal year.


Reclassifications
-----------------
Certain amounts in the 1997 Consolidated Condensed Financial Statements have been reclassified to conform to the 1998 presentation.


Dow AgroSciences LLC
--------------------
In January 1998, Dow AgroSciences LLC ("Dow AgroSciences") purchased 3,762,038 shares of the Company's common stock for $75 million. As of February 28, 1998, Dow AgroSciences owned 22,766,157 shares of the Company's common stock or 63%. On March 17, 1998, Dow AgroSciences purchased two million shares of the Company's common stock from Pioneer Hi-Bred International, Inc. ("Pioneer") increasing its ownership interest to 69%, and may acquire additional shares subject to certain restrictions.

Phytogen Seed Company, LLC
--------------------------
In December 1997, the Company acquired rights to certain patents and patent applications ("Intellectual Property") from J.G. Boswell Company ("Boswell") and agreed to form a joint venture, Phytogen Seed Company, LLC ("Phytogen"), to develop and market cotton seed internationally. Mycogen paid Boswell $12 million in cash and contributed its cotton breeding materials in return for the Intellectual Property and a 51% interest in Phytogen. Boswell contributed its cotton seed business and cotton breeding materials in return for the remaining 49% interest. The joint venture was accounted for as a purchase and, accordingly, the assets and liabilities of Phytogen are included in the Consolidated Balance Sheet as of February 28, 1998 and the results of operations from the acquisition date are reflected in the Consolidated Statements of Operations. The formation of the joint venture resulted in a purchase price allocation to in-process technology of $7.6 million, which was written-off upon acquisition. Additionally, the purchase of the Intellectual Property resulted in a $3.0 million in-process technology charge. The purchase price allocation is an estimate that is subject to final adjustments which are not expected to be material.


Investment in Verneuil Holding
------------------------------
In January 1998, the Company obtained an additional 16.25% interest in Verneuil Holding, S.A. ("Verneuil") in exchange for the issuance of 483,439 shares of common stock to Dow AgroSciences valued at $9.4 million. The Company now owns 35% of Verneuil and the investment is now accounted for under the equity method. The Company's investment in Verneuil totaled $18.1 million, which includes related investment costs and translation adjustments.


Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------
Non-cash investing and financing activities are as follows:

In conjunction with the acquisition of a 51% ownership interest in Phytogen and the additional investment in Verneuil in fiscal 1998 and the acquisition of Morgan Seeds, the initial investment in Verneuil and the purchase of SVO high oleic sunflower oil assets from the Lubrizol Corporation in fiscal 1997, non-cash investing and financing activities were as follows:

                                                   Six months ended February 28,
                                                   -----------------------------
(In thousands)                                        1998              1997
                                                   ----------        ----------
Business  acquisitions and investments:
Fair value of assets acquired, other than
 cash                                                $ 1,385          $ 48,741
Purchase of intangibles                               12,512               744
Liabilities assumed                                      --            (15,396)
Investment in Verneuil                                 9,400             9,569
Net assets  and liabilities of Mycogen S.A.
  and Mycogen SRL, excluding cash,
  exchanged  for Verneuil                                --             (5,955)
Common stock issued                                   (9,400)              --
                                                     -------          --------
Net cash paid                                        $13,897          $ 37,703
                                                     =======          ========

Inventories
-----------
Inventories are comprised of:

                                             February 28,      August 31,
(In thousands)                                   1998             1997
                                             ------------     ------------
Raw materials and supplies                      $ 8,436         $ 5,969
Work in process                                  24,107          14,742
Finished goods                                   51,839          36,424
                                                -------         -------
  Total                                         $84,382         $57,135
                                                =======         =======


Accumulated Depreciation and Amortization
------------------------------------------
Accumulated depreciation of property, plant and equipment was $23.6 million and $19.8 million at February 28, 1998 and August 31, 1997, respectively. Accumulated amortization of intangible assets was $13.3 million and $11.8 million at February 28, 1998 and August 31, 1997, respectively.


Stockholders' Equity
--------------------
The following table summarizes the transactions affecting common stock outstanding and additional paid in capital:

                                                               Common Stock      Additional Paid in
(In thousands)                                               Number of Shares         Capital
                                                             ----------------    ------------------
Balance at August 31, 1997                                         31,381             $344,676
Private placement with Dow AgroSciences                             3,762               74,996
Stock exchanged for additional investment in Verneuil                 483                9,400
Issuance of common stock under stock plans                            715                3,896
Compensation related to employee stock plans                          --                   635
Common stock surrendered in connection with the                      (104)              (2,060)
 exercise of stock options
Severance agreement (see Other Charges)                               --                (2,045)
Purchase of Company's common stock                                   (154)              (1,350)
Translation adjustment recorded in accounting for the
 investment in Verneuil under the equity method                       --                (1,030)
Other changes in cumulative translation adjustment                    --                   (51)
                                                                   ------             --------
Balance at February 28, 1998                                       36,083             $427,067
                                                                   ======             ========


Income Taxes
------------
A provision for income taxes of $.2 million related to Argentine taxes was recognized for the six months ended February 28, 1998. A provision for income tax was not recognized for other jurisdictions as the effective tax rate for the current fiscal year for all other jurisdictions is expected to be zero due to the available net operating loss carryforwards for which a valuation allowance had previously been provided.


Net Income (Loss) Per Share
---------------------------
In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and unvested restricted stock. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented conform to the SFAS No. 128 requirements, and, where necessary, have been restated.

The following table sets forth the computation of basic and diluted weighted-average shares.

                                            Three months ended February 28,                  Six months ended February 28,
                                     ------------------------------------------      ------------------------------------------
(In thousands)                              1998                    1997                    1998                    1997
                                     ------------------      ------------------      ------------------      ------------------
Denominator for basic net
 income (loss) per share-
 weighted-average shares                   32,699                  30,668                  31,991                  30,597
                                     ------------------      ------------------      ------------------      ------------------
Effect of dilutive securities:
 Stock options                                 -- *                 2,472                     -- *                    -- *
 Restricted stock                              -- *                   160                     -- *                    -- *
                                     ------------------      ------------------      ------------------      ------------------
Dilutive potential common
 shares                                        --                   2,632                     --                      --
                                     ------------------      ------------------      ------------------      ------------------
Denominator for diluted net
 income (loss) per share-
 adjusted weight-average
 shares and assumed conversions            32,699                  33,300                  31,991                  30,597
                                      ==================      ==================      ==================      ==================

* Common shares issuable under employee stock options and unvested restricted shares are not included in the computation of net loss per common share because their effect was not dilutive.

Other Charges
-------------

                                  Three months ended February 28,       Six months ended February 28,
                                  --------------------------------     -------------------------------
(In thousands)                         1998               1997             1998               1997
                                  --------------      ------------     -------------       -----------
In-process technology                 $11,865             $  --           $11,865             $  --
Patent litigation fees                  7,031              1,519           10,857              2,133
Severance agreement                       --                 --            (2,045)               --
Equity in loss of investees               --                 --               --               1,326
                                   --------------      ------------    -------------       -----------
  Total                               $18,896             $1,519          $20,677             $3,459
                                   ==============      ============    =============       ===========

An in-process technology charge of $10.6 million was recorded in connection with the formation of Phytogen and the purchase of Intellectual Property. The Company also purchased patent rights related to disease resistance in plants which resulted in a $1.3 million charge to in-process technology.

The Seed segment incurred $10.9 million and $2.1 million of expenses in the six months ended February 28, 1998 and 1997, respectively, to enforce its patent position and license rights to insect resistance and herbicide tolerance technology in plants. The Company expects to continue to incur significant legal expenses in enforcing its positions in these matters. Because of the nature of its business, the Company is subject to pending and threatened legal actions which arise out of the normal course of its business. Based on information furnished by legal counsel, management believes the outcome of the existing pending and threatened legal actions will not have an adverse effect on the financial condition of the Company.

In connection with the resignation of the Company's former chief executive officer, Dr. Caulder, Dow AgroSciences entered into an agreement with Dr. Caulder in May 1997 whereby Dr. Caulder had the option to sell to Dow AgroSciences any shares acquired by Dr. Caulder through the surrender of his stock options to the Company at prices based on a specified formula. For the six months ended February 28, 1998, a credit of $2.0 million was recognized based on the revaluation of 389,445 options. Dr. Caulder exercised the option in February 1998, therefore, no future charges or credits will be recorded.

Subsequent Events
-----------------
In May 1996, the Company filed suit against Monsanto Company ("Monsanto") seeking damages for breach of contract and interference with the Company's seed business as a result of Monsanto's refusal to honor a contract to license certain herbicide tolerance and insect resistance technology to the Company. In March 1998, a judgment was entered on a jury verdict that awarded the Company $174.9 million in compensatory damages. The Company expects Monsanto to appeal the judgment within 60 days.

In April 1998, Dow AgroSciences extended the maturity date of its $75 million unsecured advance agreement to the Company to September 30, 1999.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

Acquisitions
     In December 1997, the Company acquired Intellectual Property from Boswell and agreed to form a joint venture to develop and market cotton seed internationally. Mycogen paid Boswell $12 million in cash and contributed its cotton breeding materials in return for the Intellectual Property and a 51% interest in Phytogen. Boswell contributed its cotton seed business and cotton breeding materials.

     In January 1998, the Company obtained an additional 16.25% ownership interest in Verneuil in exchange for the issuance of 483,439 shares of the Company's common stock to Dow AgroSciences valued at $9.4 million. The Company's investment in Verneuil totaled $18.1 million, which includes related investment costs and translation adjustments.

Seasonality
     The Company's businesses are highly seasonal as described in each segment summary. Revenues, expenses, income and losses for the three and six months ended February 28, 1998 are not indicative of the revenues, expenses and income or loss to be expected for a full fiscal year.

Summary
     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections in forward-looking statements as a result of many factors. Varying climatic conditions can shift revenues between quarters. Weather also can affect operating revenues, seed costs, pest populations, the effectiveness of seeds and pesticides, seed production yields, commodity prices and growers' planting decisions. Operating revenues also depend on a number of other factors, including market acceptance of products, competition and U.S. and foreign government policies that affect crop acreage and farm income. Planted acreage is a key factor in determining volumes of seed, crop protection services and biopesticide products purchased by growers. These and other factors may affect the Company's ability to increase operating revenues and achieve profitability. The Company also must continue to invest in commercializing existing products and in discovering and developing new products, so the trend in losses from operations may continue.


Segment Operating Revenues and Income (Loss)

                                      Three months ended            Six months ended
                                          February 28,                February 28,
(In thousands)                        1998          1997           1998          1997
                                   ----------     ---------     ----------     ---------
Operating Revenues:
  Seed...........................   $64,722       $65,671        $74,439       $72,573
  Crop Protection................     4,184         4,610         15,381        13,998
  Intersegment Sales.............      (165)          --            (165)          --
                                    -------       -------        -------       -------
Total                               $68,741       $70,281        $89,655       $86,571
                                    =======       =======        =======       =======

                                      Three months ended            Six months ended
                                         February 28,                 February 28,
(In thousands)                        1998          1997           1998          1997
                                   ----------     ---------     ----------     ---------
Income (Loss)
  Seed...........................   $  5,663       $ 9,318      $ (6,502)       $ 1,526
  Crop Protection................       (667)       (2,241)         1,286        (1,758)
                                    ---------     ---------     ----------      -------
     Total operations............      4,996         7,077         (5,216)         (232)
  Corporate......................       (628)       (1,585)        (2,196)       (2,703)
  Other credits (charges):
  In-process technology..........    (11,865)          --         (11,865)          --
  Patent litigation fees.........     (7,031)       (1,519)       (10,857)       (2,133)
  Severance agreement............        --            --           2,045           --
  Equity in loss of investees....        --            --             --         (1,326)
  Net interest and other.........       (419)         (168)        (1,157)          (29)
                                    --------       -------       --------       -------
       Net income (loss)
         before taxes............    (14,947)        3,805        (29,246)       (6,423)
  Credit (provision) for
   income taxes..................         30        (1,122)          (214)       (1,122)
                                    --------       -------       --------       -------
       Net income (loss).........   $(14,917)      $ 2,683       $(29,460)      $(7,545)
                                    ========       =======       ========       =======

     For the first six months of fiscal 1998, the Company's operating revenues have increased slightly over fiscal 1997 providing an improvement in gross margins of $2.1 million. This improvement was offset by higher patent litigation fees and in-process technology charges and increased research and development and sales and marketing efforts.

     Seed revenues have increased due to the addition of Roundup Ready soybean varieties in North America and the formation of Phytogen. This increase was largely offset by lower seed sales in Argentina. Seed results are lower due to higher investments in marketing and sales, breeding and testing and trait development. Results were also impacted by higher discards and obsolescence in Argentina. Seed revenues are discussed in more detail under the caption Seed Operating Revenues.

     The improvement in Crop Protection operations is due to improved gross margins and lower expenses attributable to the restructuring of the biopesticide unit in August 1997 and higher revenues. Crop Protection revenues are discussed in more detail under the caption Crop Protection Operating Revenues.

     Corporate expenses include costs associated with the pursuit of acquisitions and strategic alliances and other corporate activities.

     The write off of in-process technology of $11.9 million relates primarily to the formation of Phytogen and the purchase of Intellectual Property.

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

     A credit of $2.0 million was recognized in the first fiscal 1998 quarter related to the revaluation of certain options as discussed in further detail under the Other Charges footnote of Item 1.

     The equity in loss of investees in fiscal 1997 reflects expenses incurred by the Company's European subsidiaries through the date that they were transferred to Verneuil.

     Net interest expense has increased due to higher levels of borrowing in fiscal 1998 attributable to funds used for business acquisitions and capital expenditures in fiscal 1997. The provision for income taxes relates primarily to withholding taxes associated with the Company's Argentine subsidiaries.


Seed Operating Revenues

                                     Three months ended         Six months ended
                                        February 28,              February 28,
(In thousands)                       1998         1997          1998         1997
                                   ---------    ---------    ---------    ---------
Domestic Seed:
  Corn.........................     $34,502      $33,953      $34,377      $34,008
  Soybean......................      12,357        7,830       12,360        7,724
  Cotton.......................       1,632          --         1,632          --
  Sunflower....................         545          686          735          695
  Sorghum and other............       3,608        2,773        4,292        2,962
Argentina......................       2,879       11,672       11,355       17,550
Specialty oil..................       8,700        7,495        8,958        8,221
Other international............         499        1,262          730        1,413
                                    -------      -------      -------      -------
 Total                              $64,722      $65,671      $74,439      $72,573
                                    =======      =======      =======      =======

     Soybean revenues are ahead of last year mainly due to the addition of Roundup Ready varieties in 1998 and heavier shipments of soybean in the first half of 1998. Cotton revenues in 1998 are attributable to the formation of Phytogen in fiscal 1998. The increase in sorghum and other revenues was largely related to increased alfalfa sales. The decrease in Argentina seed revenues is primarily due to a 20% decrease in corn planting acres which resulted in higher returns. Other international revenues declined primarily due to lower export sales of sunflower. The majority of North American seed operating revenues are recorded during the second and third fiscal quarters. Similarly, the majority of Argentina seed operating revenues are recorded during the first and fourth fiscal quarters. Operating revenues include estimates of seed product returns. Adjustments to reconcile those earlier estimates are made in the fourth quarter for North America and in the second quarter for Argentina.

Crop Protection Operating Revenues

                                    Three months ended        Six months ended
                                       February 28,             February 28,
(In thousands)                       1998        1997         1998       1997
                                   --------    --------     --------   ---------

SoilServ.......................     $2,911      $2,815       $12,590    $11,265
Biopesticides..................      1,273       1,795         2,791      2,733
                                    ------      ------       -------    -------
  Total........................     $4,184      $4,610       $15,381    $13,998
                                    ======      =======      =======    =======

On a year-to-date basis, Soilserv sales increased $1.3 million due to heavier insect pressure in fiscal 1998 attributable to wetter weather conditions. Lower sales of MVP(R) technical powder to Kubota and a one time sale of consumer products in fiscal 1997 accounted for the decline in Biopesticides revenues for the three months ended February 28, 1998. Biopesticides revenues for the six month period ended February 28, 1998, remained consistent with the prior year due to higher sales of MVP(R) bioinsecticide in international markets and higher domestic sales of Mattch(R) bioinsecticide in the first quarter of fiscal 1998. The majority of Crop Protection revenues are recorded during the third and fourth fiscal quarters.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and securities available-for-sale increased by $.5 million to $2.2 million during the six months ended February 28, 1998. Cash proceeds of $78.6 million from the sale of the Company's common stock were used for operating activities of $37.1 million, cash paid for Phytogen and intangibles of $13.9 million, capital expenditures of $14.2 million, payments of $10.3 million on advances from Dow AgroSciences and $3.2 million on other borrowings. The Company may borrow up to $75 million from Dow AgroSciences, of which $71.8 million was unused at February 28, 1998. Any advances from Dow AgroSciences are due September 30, 1999. The Company maintains a $12.8 million unsecured term loan due February 1, 2002, which bears interest at a rate of 7.5% through February 1999. Additionally, the Company has a $10 million bank line of credit facility, which expires February 28, 1999, to fund portions of its seasonal working capital needs, all of which was unused at February 28, 1998.

     During the first six months ended February 28, 1998, the Company invested $1.8 million in a new business system and spent $12.4 million on other capital expenditures and expects to spend another $4.5 million and $8 million during the remainder of fiscal 1998, respectively. The Company's new business system will be year 2000 compliant.

     Pioneer will provide $11 million in research and development funding near the end of calendar year 1998 in accordance with a technology collaboration agreement with the Company.

     The Company is involved in various actions related to its patent positions and plans to continue to spend resources as required to enforce its intellectual property rights. The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its products. To date, the Company has obtained numerous patents and has filed a large number of patent applications in the U.S. and foreign jurisdictions relating to the Company's technology. There can be no assurance that issued patent claims will be sufficient to protect the Company's technology. The commercial success of the Company also will depend in part on the Company's ability to avoid infringing patents issued to competitors. If licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Litigation, which can result in substantial cost to the Company, will also be necessary to enforce the Company's intellectual property rights or to determine the scope and validity of third-party proprietary rights.

     The Company anticipates that its current cash position, revenue from operations and contract and other revenues and funds from its existing lines of credit will be sufficient to finance working capital and capital requirements for the immediate future. However, the Company's capital requirements may vary as a result of competitive and technological developments, the timing of regulatory approval for new products and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital. However, there can be no assurance that the Company can raise additional capital under favorable terms, if at all.

PART II - OTHER INFORMATION

Item 3.  Legal Proceedings

     On February 28, 1994, the U.S. Patent Office notified Mycogen's subsidiary, Mycogen Plant Science, Inc. ("MPSI"), that an interference had been declared with MPSI's broad application (USSN: 06/535,354) on Bacillus thuringiensis ("Bt") insect-resistant plants and Monsanto's narrow application on Bt insect resistant tomatoes. The interference is proceeding in the Patent Office.

     On May 19, 1995, MPSI filed suit in Federal District Court in San Diego, California, claiming that Monsanto's use of synthetic Bt genes to develop and sell seeds for insect resistant plants infringes Mycogen's U.S. patent covering the process used to synthesize Bt genes. Certain claims within that suit were dismissed by the court in 1995, and others are still pending.

     On October 31, 1995, Plant Genetic Systems NV ("PGS") filed suit in the Central District of North Carolina, claiming that Bt seed corn products developed by Mycogen and Ciba Seeds infringe PGS's U.S. patent covering plants containing truncated Bt genes. On August 13, 1996, PGS amended its lawsuit against Mycogen by adding newly issued patent 5,545,565 relating to the truncated Bt(2) gene sequence. The trial is set for November 18, 1998.

     On March 19, 1996, Monsanto filed suit in Federal District Court in Wilmington, Delaware, claiming that Mycogen's and Ciba Seeds' Bt corn products infringe Monsanto's U.S. patent covering a modified Bt DNA sequence used to make insect resistant plants. The trial is set for June 15, 1998.

     On April 3, 1996, the California Court of Appeal, Fourth Appellate District, reversed a San Diego County Superior Court ruling in a case brought by MPSI against Monsanto in December 1993, and affirmed that MPSI is entitled to exercise options to license certain herbicide tolerance and insect resistance technology for plants from Monsanto. On May 8, 1996, Mycogen filed suit in Superior Court in San Diego, seeking actual and punitive damages for breach of contract and interference with Mycogen's seeds business as a result of Monsanto's refusal to honor a contract to license certain herbicide tolerance and insect resistance technology to MPSI. After a three week trial, a judgment has been entered on March 26, 1998, on the jury verdict awarding Mycogen $174.9 million in compensatory damages. Mycogen expects Monsanto to appeal the judgment within 60 days.

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

     On August 15, 1996, MPSI filed in Federal District Court in Wilmington, Delaware, an action to reverse a U.S. Patent Office ruling in an interference with Monsanto relating to truncated Bt gene technology. The U.S. Patent Office ruled that the Monsanto and Mycogen patent applications did not overlap. This suit was jointly dismissed by MPSI and Monsanto on March 26, 1998. MPSI agreed to the dismissal because of the issuance to Mycogen on January 20, 1998 of U.S. patent 5,710,020 that covered cells containing shortened or truncated Bt genes.

     On October 22, 1996, Mycogen filed suit in Federal District Court in Wilmington, Delaware, claiming that insect resistant seed products developed and marketed by Monsanto, DeKalb and Delta & Pine Land Company infringe U.S. patents issued to Mycogen that covered modification of Bt genes for plant expression, introduction of modified Bt genes into plant cells, and to plants and seeds produced from cells transformed with modified Bt genes. On February 5, 1998, a jury returned a verdict invalidating these Mycogen patents. Motions were filed on February 20, 1998, by Mycogen to set aside the verdict. A hearing on these motions is expected to take place later in 1998.

     On January 21, 1997, Mycogen filed suit against Ecogen, Inc. in Federal District Court in San Diego, California, for patent infringement of Mycogen's U.S. patents 5,188,960 and 5,126,133 relating to Cry1F Bt toxins. This technology relates to Mycogen Crop Protection's biopesticide products. On June 11, 1997, the U.S. Patent Office declared an interference between Mycogen's U.S. patent 5,188,960 and an application filed by Ecogen, Inc. Monsanto now owns the Ecogen, Inc. patent application. On March 10, 1998, Mycogen settled the patent infringement action with Ecogen, Inc. and that lawsuit has been dismissed. The interference to the Cry1F gene is still pending in the U.S. Patent Office against Monsanto.

     It is impossible to predict the outcome of each of the above described legal actions. Management's analysis of the effect of these legal proceedings is discussed in the Segment Operating Revenues and Income (Loss) section of Item 2. These legal proceedings are not expected to have a material adverse effect on the Company's business or consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         a)   The annual meeting of stockholders was held on January 8, 1998.

         b)   See c) below.

         c) The following members of the Board of Directors were elected to serve until the next Annual Meeting and until their successors are elected and qualified:

                                            Number of Votes Cast
                                          Affirmative     Negative
                                          -----------     --------
              Roy M. Barbee               30,669,918             0
              Carlton J. Eibl             30,545,567       124,351
              Perry J. Gehring            30,537,732       132,186
              Nickolas D. Hein            30,539,137       130,781
              George Khachatourians       30,669,918             0
              Louis W. Pribila            30,538,112       131,806
              J. Pedro Reinhard           30,669,918             0
              Joseph P. Sullivan          30,669,918             0
              G. William Tolbert          30,539,032       130,886

              The proposal to approve the amendment to the Company's Articles of Incorporation to increase the total authorized number of shares from 45,000,000 to 55,000,000 was approved by 30,159,612 affirmative votes vs. 339,602 negative votes vs. 34,957 abstentions vs. 135,746 broker non-votes.

              The proposal to approve an amendment to the Company's 1992 Stock Option Plan (i) to reduce the number of shares subject to the automatic grant of non-statutory stock options upon the appointment or initial election of a Director, who is not a current or prior employee of the Company, from 20,000 shares to 7,500 shares of common stock and (ii) to provide that, upon re-election, all non-employee Directors (including officers and employees of Dow AgroSciences) will automatically receive a grant of a non-statutory stock option to purchase 7,500 shares of common stock was approved by 24,525,469 affirmative votes vs. 6,051,452 negative votes vs. 31,808 abstentions vs. 61,188 broker non-votes.

              The proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending August 31, 1998 was approved by 30,614,144 affirmative votes vs. 39,035 negative votes vs. 16,739 abstentions vs. 0 broker non-votes.

              The proposal to ratify an amendment to the Automatic Grant Program of the 1992 Stock Plan i) to change the exercisable period for options from a series of three equal annual installments over the optionee's period of service to the Company to one installment that shall become exercisable one year after the grant date and
              ii) to allow for options to remain exercisable for six months after cessation of non-employee service was approved by 30,669,918 affirmative votes. There were no negative, abstentions, or broker non-votes.

         d)   not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits
                Exhibit 3.1 - Amended Articles of Incorporation
                Exhibit 3.2 - Amended By-Laws
                Exhibit 27  - Financial Data Schedule

         b) Reports on Form 8-K
                None

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Mycogen Corporation
                                      -------------------
                                         (Registrant)


Date: April 14, 1998                  /s/ James. A. Baumker
      --------------                  ------------------------------------------
                                      James A. Baumker
                                      Vice President and Chief Financial Officer