Form 10-Q
period 1998-05-31
MYCOGEN CORP
filed 1998-07-10
CIK 813742

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 1998
                               ------------
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________  to ____________________

                        Commission file number: 0-15881
                                                -------

                              MYCOGEN CORPORATION
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          California                               95-3802654
---------------------------------             ---------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)

5501 Oberlin Drive,  San Diego, California                92121
------------------------------------------           ----------------
(Address of principal executive offices)                (Zip Code)

                                (619) 453-8030
                 ---------------------------------------------
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


    36,256,604 shares of Common Stock were outstanding as of June 30, 1998.

Part 1-FINANCIAL INFORMATION
Item 1. Financial Statements

                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Operations
                 (Amounts in thousands, except per share data)


                                                          Three months ended May 31,          Nine months ended May 31,
                                                              1998          1997                  1998         1997
                                                          ------------  ------------          ------------  ------------
                                                                 (Unaudited)                         (Unaudited)
Net operating revenues ..............................     $   87,907    $   84,324            $   177,562   $   170,895
Contract and other revenues .........................          2,394         1,883                  6,756         6,341
                                                          ------------  ------------          ------------  ------------
   Total revenues ...................................         90,301        86,207                184,318       177,236
                                                          ------------  ------------          ------------  ------------
Costs and expenses:
 Cost of operating revenues .........................         57,100        52,552                112,370       106,869
 Selling and marketing ..............................         12,321        11,710                 35,522        31,001
 Research and development ...........................          6,968         5,990                 19,936        16,571
 General and administrative .........................          3,583         3,870                 12,014        12,129
 Amortization of intangible assets ..................            758           732                  2,317         2,248
 Other charges ......................................         18,323        10,792                 39,000        14,251
                                                          ------------  ------------          ------------  ------------
   Total costs and expenses .........................         99,053        85,646                221,159       183,069
                                                          ------------  ------------          ------------  ------------
Operating income (loss) .............................         (8,752)          561                (36,841)       (5,833)

 Interest income and expense, net ...................           (800)         (604)                (2,159)         (671)
 Other non-operating income (expense) ...............             97           (15)                   299            23
                                                          ------------  ------------          ------------  ------------
Net loss before income taxes ........................         (9,455)          (58)               (38,701)       (6,481)

Credit (provision) for income taxes .................          1,158           622                    944          (500)
                                                          ------------  ------------          ------------  ------------
Net income (loss) ...................................     $   (8,297)    $     564            $   (37,757)  $    (6,981)
                                                          ============  ============          ============  ============

Net income (loss) per share:
 Basic ..............................................     $     (.23)    $     .02            $     (1.13)  $      (.23)
                                                          ============  ============          ============  ============
 Diluted ............................................     $     (.23)    $     .02            $     (1.13)  $      (.23)
                                                          ============  ============          ============  ============

Weighted average number of shares:
  Basic ..............................................        36,033        30,792                 33,353        30,663
                                                          ============  ============          ============  ============
  Diluted ............................................        36,033        33,196                 33,353        30,663
                                                          ============  ============          ============  ============

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

                     Consolidated Condensed Balance Sheets
                 (Dollars in thousands, except par value data)

                                                                         May 31,           August 31,
                                                                          1998               1997
                                                                       (Unaudited)          (Note)
                                                                       -----------         ----------
                Assets
Current assets:
  Cash and cash equivalents........................................    $    1,514          $    1,712
  Securities available-for-sale....................................             -                 499
  Accounts and notes receivable, net of allowances.................        92,404              42,102
  Due from a Dow affiliate.........................................         8,538                   -
  Inventories......................................................        72,271              57,135
  Prepaid expenses and other current assets........................         5,163               5,306
                                                                       ----------          ----------
    Total current assets...........................................       179,890             106,754

Net property, plant and equipment..................................       108,696              87,170
Net intangible assets..............................................        34,444              32,990
Other assets.......................................................        19,329              12,773
                                                                       ----------          ----------
Total assets.......................................................    $  342,359          $  239,687
                                                                       ==========          ==========

             Liabilities and Stockholders' Equity

Current liabilities:
  Advances from Dow affiliates.....................................    $   72,943          $   13,500
  Short-term borrowings............................................           170               5,102
  Accounts payable.................................................        21,166              21,100
  Accrued compensation and related taxes...........................         7,707               6,124
  Deferred revenues................................................         4,659               8,246
  Other current liabilities........................................        12,216              12,857
                                                                       ----------          ----------
    Total current liabilities......................................       118,861              66,929

Long-term liabilities..............................................        20,266              15,544

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 shares authorized;
   36,195,621 and 31,381,344 shares issued and outstanding at
   May 31, 1998 and August 31, 1997, respectively..................            36                  31
  Additional paid-in capital.......................................       428,446             344,676
  Deficit..........................................................      (225,250)           (187,493)
                                                                       ----------          ----------
    Total stockholders' equity.....................................       203,232             157,214
                                                                       ----------          ----------
Total liabilities and stockholders' equity.........................    $  342,359          $  239,687
                                                                       ==========          ==========

Note: The balance sheet at August 31, 1997 has been derived from the audited financial statements at that date.

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

                              Mycogen Corporation

            Interim Consolidated Condensed Statements of Cash Flows
                            (Dollars in thousands)


                                                                             Nine months ended May 31,
                                                                                1998           1997
                                                                             -----------   -----------
                                                                             (Unaudited)   (Unaudited)
Operating activities:
 Net loss .........................................................          $  (37,757)   $    (6,981)
 Items which did not use cash:
  Other charges ...................................................              21,879          6,830
  Depreciation ....................................................               5,960          4,298
  Amortization of intangible assets ...............................               2,317          2,249
  Change in deferred taxes ........................................              (1,267)           500
  Other expenses not requiring cash ...............................               1,183          2,231
 Changes in operating assets and liabilities:
  Accounts and notes receivable ..................................              (46,021)       (46,453)
  Inventories .....................................................             (10,211)        (2,992)
  Prepaid expenses ................................................               1,444         (2,242)
  Accounts payable ................................................                (640)         1,552
  Deferred revenues ...............................................              (3,586)           165
  Other current liabilities .......................................              (2,894)        (2,482)
                                                                             -----------   -----------
   Cash used in operating activities ..............................             (69,593)       (43,325)
                                                                             -----------   -----------
Investing activities:
  Proceeds from sales of available-for-sale securities ............                   -         28,140
  Proceeds from maturities of available-for-sale securities ......                  499          3,703
  Capital expenditures ...........................................              (18,685)       (25,106)
  Net cash paid for business combinations and intangibles ........              (34,724)       (38,105)
  Change in other assets .........................................                2,095          1,465
                                                                             -----------   -----------
   Cash used in investing activities .............................              (50,815)       (29,903)
                                                                             -----------   -----------
Financing activities:
 Net change in borrowings from Dow affiliates ....................               50,905              -
 Net change in short-term borrowings .............................               (6,768)        22,303
 Proceeds from long-term borrowings ..............................                    -         15,000
 Payments on long-term borrowings ................................               (2,229)          (102)
 Proceeds from sale of common stock ..............................               79,828          2,721
 Purchase of the Company's common stock ..........................               (1,350)             -
                                                                             -----------   -----------
  Cash provided by financing activities ..........................              120,386         39,922
                                                                             -----------   -----------

Effect of exchange rate changes on cash and cash equivalents ....                  (176)            52
                                                                             -----------   -----------
Decrease in cash and cash equivalents ...........................                  (198)       (33,254)
Cash and cash equivalents at beginning of period ................                 1,712         35,854
                                                                             -----------   -----------
Cash and cash equivalents at end of period .......................           $    1,514    $     2,600
                                                                             ===========   ===========

See accompanying Notes to Interim Consolidated Condensed Financial Statements.

PART I-FINANCIAL INFORMATION
----------------------------
Item 1. Financial Statements (continued).

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

The Company's business is highly seasonal. Operating revenues are expected to be concentrated principally in the quarters ending in February and May as a result of the North American agricultural growing season. Consequently, operating revenues and results of operations for the three months and nine months ended May 31, 1998 are not indicative of operating revenues and results to be expected for a full fiscal year.


Reclassifications
-----------------
Certain amounts in the 1997 Consolidated Condensed Financial Statements have been reclassified to conform to the 1998 presentation.


Dow AgroSciences LLC
--------------------
In January 1998, Dow AgroSciences LLC ("DAS") purchased 3,762,038 shares of the Company's common stock for $75 million. DAS is owned 100% by the Dow Chemical Company ("Dow"). As of May 31, 1998, DAS owned 24,766,157 shares of the Company's common stock or 68%. In May 1998, the board of directors of the Company appointed a committee of independent board members to respond to a request by DAS to amend an exchange and purchase agreement between DAS and the Company. This amendment would allow DAS to begin discussions regarding the acquisition of the shares of common stock of the Company which it does not already own. The committee of independent board members has engaged Wasserstein, Perella & Co., Inc., as financial advisor and Altheimer & Gray as legal counsel to advise them in responding to DAS' request.

Business Acquisitions and Investments
-------------------------------------
In April 1998, the Company paid $19.6 million and assumed debt of $8.4 million to acquire Dinamilho Carol Productos Agricolas Ltda. ("Dinamilho"), a leading Brazilian developer and marketer of high-yielding hybrid seed corn products.
The acquisition was accounted for as a purchase and, accordingly, the assets and liabilities of Dinamilho are included in the Consolidated Balance Sheet as of May 31, 1998 and the results of operations from the acquisition date are reflected in the Consolidated Statement of Operations. The acquisition resulted in a purchase price allocation to in-process technology of $11.1 million, which was written-off upon acquisition. The purchase price allocation is an estimate that is subject to final adjustments which are not expected to be material.

In January 1998, the Company obtained an additional 16.25% interest in Verneuil Holding, S.A. ("Verneuil") in exchange for the issuance of 483,439 shares of common stock to DAS valued at $9.4 million. The Company now owns 35% of Verneuil and the investment is accounted for under the equity method and is included in other assets on the Consolidated Balance Sheet. The Company's investment in Verneuil totaled $18.1 million, which includes related investment costs and translation adjustments.

In December 1997, the Company acquired rights to certain patents and patent applications ("Intellectual Property") from J.G. Boswell Company ("Boswell") and agreed to form a joint venture, Phytogen Seed Company, LLC ("Phytogen"), to develop and market cotton seed internationally. Mycogen paid Boswell $12 million in cash and contributed its cotton breeding materials in return for the Intellectual Property and a 51% interest in Phytogen. Boswell contributed its cotton seed business and cotton breeding materials in return for the remaining 49% interest. The joint venture was accounted for as a purchase and, accordingly, the assets and liabilities of Phytogen are included in the Consolidated Balance Sheet as of May 31, 1998 and the results of operations from the acquisition date are reflected in the Consolidated Statement of Operations. The formation of the joint venture resulted in a purchase price allocation to in-process technology of $7.6 million, which was written-off upon acquisition. Additionally, the purchase of the Intellectual Property resulted in a $3.0 million in-process technology charge. The purchase price allocation is an estimate that is subject to final adjustments which are not expected to be material.


Supplemental Schedule of Non-Cash Investing and Financing Activities
--------------------------------------------------------------------
Non-cash investing and financing activities are as follows:

In conjunction with the acquisition of Dinamilho, the formation of Phytogen and the additional investment in Verneuil in fiscal 1998 and the acquisition of Morgan Seeds, the initial investment in Verneuil and the purchase of SVO high oleic sunflower oil assets from the Lubrizol Corporation in fiscal 1997, non-cash investing and financing activities were as follows:

                                                                             Nine months ended May 31,
                                                             -----------------------------------------------------
(In thousands)                                                          1998                           1997
                                                             -----------------------        ----------------------
Business  acquisitions, investments and
 purchases of technology:
Fair value of assets acquired, other than cash               $         45,610               $         49,763
Liabilities assumed                                                   (10,886)                       (15,396)
Investment in Verneuil                                                  9,400                          9,693
Net assets  and liabilities of Mycogen S.A.
  and Mycogen SRL, excluding cash,
  exchanged  for Verneuil                                                 --                          (5,955)
Common stock issued                                                    (9,400)                           --
                                                             -----------------------        ----------------------
Net cash paid                                                $         34,724               $         38,105
                                                             =======================        ======================


Inventories
-----------
Inventories are comprised of:

                                                                       May 31,                       August 31,
(In thousands)                                                          1998                           1997
                                                             -----------------------        ----------------------
Raw materials and supplies                                   $        11,920                $          5,969
Work in process                                                       16,482                          14,742
Finished goods                                                        43,869                          36,424
                                                             -----------------------        ----------------------
  Total                                                      $        72,271                $         57,135
                                                             =======================        =======================

Accumulated Depreciation and Amortization
-----------------------------------------
Accumulated depreciation of property, plant and equipment was $25.1 million and $19.8 million at May 31, 1998 and August 31, 1997, respectively. Accumulated amortization of intangible assets was $14.1 million and $11.8 million at May 31, 1998 and August 31, 1997, respectively.


Stockholders' Equity
--------------------
The following table summarizes the transactions affecting common stock outstanding and additional paid in capital:

                                                                  Common Stock               Additional Paid in
(In thousands)                                                  Number of Shares                   Capital
                                                            -----------------------       -----------------------
Balance at August 31, 1997                                          31,381                $      344,676
Private placement with DAS                                           3,762                        74,996
Stock exchanged with DAS                                               483                         9,400
Issuance of common stock under stock plans                             828                         5,290
Compensation related to employee stock plans                            --                           745
Common stock surrendered in connection with the
 exercise of stock options                                            (104)                       (2,060)
Severance agreement (see Other Charges)                                 --                        (2,045)
Purchase of Company's common stock                                    (154)                       (1,350)
Translation adjustment recorded in accounting for the
 investment in Verneuil under the equity method                         --                        (1,030)
Other changes in cumulative translation adjustment                      --                          (176)
                                                            -----------------------       -----------------------
Balance at May 31, 1998                                             36,196                $      428,446
                                                            =======================       =======================

Income Taxes
------------
A net benefit for income taxes of $.9 million related to foreign taxes was recognized for the nine months ended May 31, 1998 which was comprised of a $1.4 million benefit recognized for the Argentine subsidiary of Mycogen and a $.5 million provision recognized for foreign tax withholding on interest and royalty payments received from related companies in Argentina and France. A provision for income tax was not recognized for other jurisdictions as the effective tax rate for the current fiscal year for all other jurisdictions is expected to be zero. A valuation allowance will be provided to offset any tax benefits derived in these other jurisdictions.

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

The following table sets forth the computation of basic and diluted weighted-average shares.

                                              Three months ended May 31,                       Nine months ended May 31,
                                     ------------------------------------------      ------------------------------------------
(In thousands)                               1998                    1997                    1998                    1997
                                     ------------------      ------------------      ------------------      ------------------
Denominator for basic net
 income (loss) per share
 -weighted-average shares                   36,033                  30,792                  33,353                  30,663
                                     ------------------      ------------------      ------------------      ------------------
Effect of dilutive securities:
 Stock options                                 --*                   2,253                     --*                     --*
 Restricted stock                              --*                     151                     --*                     --*
                                     ------------------      ------------------      ------------------      ------------------
Dilutive potential common
 shares                                        --                    2,404                     --                      --
                                     ------------------      ------------------      ------------------      ------------------
Denominator for diluted net
 income (loss) per share
 -adjusted weighted-average
 shares and assumed conversions             36,033                  33,196                  33,353                  30,663
                                     ==================      ==================      ==================      ==================

* Common shares issuable under employee stock options and unvested restricted shares are not included in the computation of net loss per common share because their effect was not dilutive.

Other Charges
-------------

                                      Three months ended May 31,       Nine months ended May 31,
                                   -----------------------------    -----------------------------
(In thousands)                          1998              1997           1998              1997
                                   ------------      -----------    -----------       -----------
In-process technology              $   12,059        $       --     $   23,924        $      --
Patent litigation fees                  6,264              2,229        17,121            4,362
Severance agreement                       --               8,563        (2,045)           8,563
Equity in loss of investees               --                 --            --             1,326
                                   ------------      -----------    -----------       -----------
  Total                            $   18,323        $    10,792    $   39,000        $  14,251
                                   ============      ===========    ===========       ===========

During fiscal 1998, an in-process technology charge of $21.7 million was recorded in connection with the acquisition of Dinamilho and the formation of Phytogen and the purchase of Intellectual Property. The Company also purchased cotton germplasm in Argentina and patent rights related to disease resistance in plants which resulted in a $2.2 million charge to in-process technology.

The Company incurred $17.1 million and $4.4 million of expenses in the nine months ended May 31, 1998 and 1997, respectively, to enforce its patent position and license rights to insect resistance and herbicide tolerance technology in plants. The Company expects to continue to incur significant legal expenses in enforcing its positions in these matters. Because of the nature of its business, the Company is subject to pending and threatened legal actions which arise out of the normal course of its business. Based on information furnished by legal counsel, management believes the outcome of the existing pending and threatened legal actions will not have a material adverse effect on the financial condition of the Company.

In connection with the resignation of the Company's former chief executive officer, Dr. Caulder, DAS entered into an agreement with Dr. Caulder in May 1997 whereby Dr. Caulder had the option to sell to DAS any shares acquired by Dr. Caulder through the surrender of his stock options to the Company at prices based on a specified formula. For the nine months ended May 31, 1998, a credit of $2.0 million was recognized based on the revaluation of 389,445 options. Dr. Caulder exercised the option in February 1998 therefore, no future charges or credits will be recorded.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             RESULTS OF OPERATIONS

Mycogen's Strategic Direction
     Considering the continued rapid consolidation within the seed and agricultural biotechnology industry, management and the board of directors of the Company initiated a process to analyze the Company's strategic direction and to explore possible alternatives to maximize shareholder value. On April 30, 1998, Dow through its wholly owned subsidiary DAS, requested an amendment to its 1996 exchange and purchase agreement with Mycogen that would allow DAS to begin discussions regarding the acquisition of the remaining shares of common stock of Mycogen that it does not already own. On May 6, 1998, the board of directors of the Company appointed a committee of independent board members to respond to that request. The committee of independent board members has engaged Wasserstein, Perella & Co., Inc., as financial advisor and Altheimer & Gray as legal counsel to advise them in responding to the DAS request. The committee will consider the DAS request and respond as appropriate. The process may take a number of weeks.

Acquisitions
     Mycogen has made several acquisitions to put the Company into the cotton seed business and to expand its corn seed business into Brazil and other areas.
     In April 1998, the Company acquired Dinamilho for $19.6 million in cash and $8.4 million of debt assumption. Dinamilho is a leading Brazilian developer and marketer of high-yielding hybrid seed corn products.
     In December 1997, the Company acquired Intellectual Property from Boswell and agreed to form a joint venture to develop and market cotton seed internationally. Mycogen paid Boswell $12 million in cash and contributed its cotton breeding materials in return for the Intellectual Property and a 51% interest in Phytogen. Boswell contributed its cotton seed business and cotton breeding materials.
     In January 1998, the Company obtained an additional 16.25% ownership interest in Verneuil in exchange for the issuance of 483,439 shares of the Company's common stock to DAS valued at $9.4 million. The Company's investment in Verneuil totaled $18.1 million, which included related investment costs and translation adjustments.
     The Company also purchased cotton germplasm in Argentina and patent rights related to disease resistance in plants.
     Mycogen plans to continue to acquire seed companies, germplasm and other technology assets.

Seasonality
     The Company's businesses are highly seasonal as described in each segment summary. Revenues, expenses, income and losses for the three and nine months ended May 31, 1998 are not indicative of the revenues, expenses and income or loss to be expected for a full fiscal year.

Summary
     Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from projections in forward-looking statements as a result of many factors. Varying climatic conditions can shift revenues between quarters. Weather also can affect operating revenues, seed costs, pest populations, the effectiveness of seeds and pesticides, seed production yields, commodity prices and growers' planting decisions. Operating revenues also depend on a number of other factors, including market acceptance of products, competition and U.S. and foreign government policies that affect crop acreage and farm income. Planted acreage is a key factor in determining volumes of seed, crop protection services and biopesticide products purchased by growers. The Company's international operations also have the added risks of different political environments and currency fluctuations. These and other factors may affect the Company's ability to increase operating revenues and achieve profitability. The Company also must continue to invest in commercializing existing products and in discovering and developing new products, so the trend in losses from operations may continue.

Segment Operating Revenues and Income (Loss)

                                      Three months ended              Nine months ended
                                             May 31,                       May 31,
(In thousands)                          1998          1997           1998           1997
                                   ----------     ---------     ----------     ----------
Operating Revenues:
  Seed.........................    $   76,989     $  73,945     $  151,428     $  146,518
  Crop Protection..............        11,067        10,789         26,448         24,787
  Intersegment sales...........          (149)         (410)          (314)          (410)
                                   ----------     ---------     ----------     ----------
    Total                          $   87,907     $  84,324     $  177,562     $  170,895
                                   ==========     =========     ==========     ==========

Income (Loss)
  Seed.........................    $    8,012     $  11,714     $    1,510     $   13,240
  Crop Protection..............         2,145           974          3,431           (784)
  Intersegment sales...........             -           (68)             -            (68)
                                   ----------     ---------     ----------     ----------
    Total operations                   10,157        12,620          4,941         12,388

Corporate......................          (586)       (1,267)        (2,782)        (3,970)
Other credits (charges):
  In-process technology........       (12,059)            -        (23,924)             -
  Patent litigation fees.......        (6,264)       (2,229)       (17,121)        (4,362)
  Severance agreement..........             -        (8,563)         2,045         (8,563)
  Equity in loss of investees..             -             -              -         (1,326)
Net interest and other.........          (703)         (619)        (1,860)          (648)
                                   ----------     ---------     ----------     ----------
    Net loss before taxes              (9,455)          (58)       (38,701)        (6,481)
Credit (provision) for
 income taxes                           1,158           622            944           (500)
                                   ----------     ---------     ----------     ----------
    Net income (loss)              $   (8,297)    $     564     $  (37,757)    $   (6,981)
                                   ==========     =========     ==========     ==========

     For the first nine months of fiscal 1998, the Company's operating revenues have increased $6.7 million over fiscal 1997 providing an improvement in gross margins of $1.2 million. This improvement was offset by higher patent litigation fees, in-process technology charges and increased research, development, sales and marketing efforts. The Company plans to continue investing in litigation and in research and development and sales and marketing activities to build and expand its retail seeds business. The Company also intends to continue acquiring seed companies and other technology assets which will result in in-process technology charges.
     Seed revenues have increased primarily due to the addition of Roundup Ready soybean varieties in North America and the formation of Phytogen. Seed income is lower due reduced corn seed sales in Argentina and higher investments in sales and marketing and breeding, testing and bio tech discovery and trait development. Seed revenues are discussed in more detail under the caption Seed Operating Revenues.
     The improvement in Crop Protection operations is due to improved gross margins and lower expenses attributable to the restructuring of the biopesticide unit in August 1997 and higher Soilserv revenues. Crop Protection revenues are discussed in more detail under the caption Crop Protection Operating Revenues.
     Corporate expenses include costs associated with the pursuit of acquisitions and strategic alliances and other corporate activities.
     The write off of in-process technology of $23.9 million primarily relates to the acquisition of Dinamilho, the formation of Phytogen and the purchase of Intellectual Property.
     The Company's results continue to be negatively impacted by legal fees and expenses associated with enforcing its intellectual property rights. The Company is currently a party to numerous actions arising out of disputes over patent and license rights for insect resistance and herbicide tolerance technology in plants. The Company will continue to assert and enforce its positions in these matters and, therefore, will continue to incur significant associated expenses.
     A credit of $2.0 million was recognized in the first quarter related to the revaluation of certain options as discussed in further detail under the Other Charges footnote of Item 1.
     The equity in loss of investees in fiscal 1997 reflects expenses incurred by the Company's European subsidiaries through the date that they were transferred to Verneuil.
     Net interest expense has increased due to higher levels of borrowing in fiscal 1998 attributable to funds used for business acquisitions and capital expenditures.
     The tax credit relates to the Company's Argentine subsidiary, net of a tax provision for foreign tax withholding on interest and royalty payments.

Seed Operating Revenues

                                    Three months ended            Nine months ended
                                            May 31,                    May 31,
(In thousands)                         1998         1997         1998          1997
                                   ----------   ----------   -----------   -----------
Domestic Seed:
  Corn.........................    $  27,611    $  30,753    $   61,988    $   64,761
  Soybean......................       12,078       13,255        24,438        20,979
  Cotton.......................        5,961            -         7,593            -
  Sunflower....................        6,746        5,945         7,482         6,640
  Sorghum and other............        7,237        9,535        11,528        12,497
Argentina......................        5,212        4,834        16,567        22,384
Specialty oil..................       12,103        8,633        21,061        16,854
Other international............           41          990           771         2,403
                                   ----------   ----------   -----------   -----------
  Total                            $  76,989    $  73,945    $  151,428    $  146,518
                                   ==========   ==========   ===========   ===========

     Lower corn sales are due to decreased volumes as a result of discounting and free product promotions by competitors. This is partially offset by increased prices due to an improved product mix. Soybean revenues are ahead of last year primarily due to the addition of Roundup Ready varieties in 1998. Cotton revenues in 1998 are attributable to the formation of Phytogen in fiscal 1998. The decrease in Argentina seed revenues is primarily due to a 20% decrease in corn acres planted. The increase in specialty oil revenues is attributed to higher shipments to AC Humko. Other international revenues declined primarily due to lower export sales of sunflower. The majority of North American seed operating revenues are recorded during the second and third fiscal quarters. Similarly, the majority of Argentina seed operating revenues are recorded during the fourth and first fiscal quarters. Operating revenues include estimates of seed product returns. Adjustments to reconcile those earlier estimates are made in the fourth quarter for North America and in the second quarter for Argentina.

Crop Protection Operating Revenues

                                    Three months ended           Nine months ended
                                            May 31,                   May 31,
(In thousands)                         1998         1997         1998         1997
                                   ---------    ---------    ---------    ---------
  Soilserv.....................    $   8,537    $   7,514    $  21,127    $  18,779
  Biopesticides................        2,530        3,275        5,321        6,008
                                   ---------    ---------    ---------    ---------
    Total                          $  11,067    $  10,789    $  26,448    $  24,787
                                   =========    =========    =========    =========

     Soilserv sales are higher due to increased disease and insect pressure caused by wet weather conditions.
     The decline in Biopesticides revenues was due to lower international sales of MVP(R) technical powder to Kubtoa and M-Pede(R) in the Middle East. Those declines were partially offset by higher sales of Mattch(R) bioinsecticide and Scythe(R) herbicide. The majority of Crop Protection revenues are recorded during the third and fourth fiscal quarters.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and securities available-for-sale decreased by $.2 million to $1.5 million during the nine months ended May 31, 1998. Cash proceeds of $79.8 million from the sale of the Company's common stock and $50.9 million from net advances from DAS and Dow affiliates were used for operating activities of $69.6 million, acquisitions of $34.7 million, capital expenditures of $18.7 million and payments of $9.0 million on other borrowings. The Company may borrow up to $75 million from DAS, of which $46.6 million was unused at May 31, 1998. Any of these advances from DAS are due September 30, 1999. Additionally, the Company's Argentina subsidiary may borrow up to $50 million from DAS, of which $9.7 million was unused at May 31, 1998; any of these borrowings are due December 31, 1998. The Company maintains an $12.0 million unsecured term loan due February 1, 2002, which bears interest at a rate of 7.5% through February 1999. Additionally, the Company has a $10 million bank line of credit facility, which expires February 1999, all of which was unused at May 31, 1998. The Company advanced Dow Quimica S.A., a subsidiary of Dow, $8.5 million. Any advances to Dow Quimica are due April 27, 1999.
     During the first nine months ended May 31, 1998, the Company invested $3.0 million in a new business system and spent $15.5 million on other capital expenditures and expects to spend another

$3.0 million on that business system and $4.0 million on other capital needs during the remainder of fiscal 1998. The Company's new business system will be year 2000 compliant.
     Pioneer will provide $11 million in research and development funding near the end of calendar year 1998 in accordance with a technology collaboration agreement with the Company.
     The Company is involved in various actions related to its patent positions and plans to continue to spend resources as required to enforce its intellectual property rights. The Company's success will depend in part on its ability to obtain U.S. and foreign patent protection for its products. To date, the Company has obtained numerous patents and has filed a large number of patent applications in the U.S. and foreign jurisdictions relating to the Company's technology. There can be no assurance that issued patent claims will be sufficient to protect the Company's technology. The commercial success of the Company also will depend in part on the Company's ability to avoid infringing patents issued to competitors. If licenses are required, there can be no assurance that the Company will be able to obtain such licenses on commercially favorable terms, if at all. Litigation, which can result in substantial cost to the Company, will also be necessary to enforce the Company's intellectual property rights or to determine the scope and validity of third-party proprietary rights.
     The Company anticipates that its current cash position, revenue from operations and contract and other revenues and funds from its existing lines of credit will be sufficient to finance working capital and capital requirements for the immediate future. However, the Company's capital requirements may vary as a result of competitive and technological developments, the timing of regulatory approval for new products and the terms and conditions of any future strategic transactions. If such requirements change, the Company may need to raise additional capital. However, there can be no assurance that the Company can raise additional capital under favorable terms, if at all.

PART II - OTHER INFORMATION

Item 3.  Legal Proceedings

  On February 28, 1994, the U.S. Patent Office notified Mycogen's subsidiary, Mycogen Plant Science, Inc. ("MPSI"), that an interference had been declared with MPSI's broad application (USSN: 06/535,354) on Bacillus thuringiensis ("Bt") insect resistant plants and Monsanto's narrow application on Bt insect resistant tomatoes. The interference is proceeding in the Patent Office.

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

  On March 19, 1996, Monsanto filed suit in Federal District Court in Wilmington, Delaware, claiming that Mycogen's and Ciba Seeds' Bt corn products infringe Monsanto's U.S. patent covering a modified Bt DNA sequence used to make insect resistant plants. On June 30, 1998, a jury returned a verdict invalidating the Monsanto patent. Monsanto has stated that it will ask the court to set aside the verdict.

  On April 3, 1996, the California Court of Appeal, Fourth Appellate District, reversed a San Diego County Superior Court ruling in a case brought by MPSI against Monsanto in December 1993, and affirmed that MPSI is entitled to exercise options to license certain herbicide tolerance and insect resistance technology for plants from Monsanto. On May 8, 1996, Mycogen filed suit in Superior Court in San Diego, seeking actual and punitive damages for breach of contract and interference with Mycogen's seeds business as a result of Monsanto's refusal to honor a contract to license certain herbicide tolerance and insect resistance technology to MPSI. A judgment was entered on March 26, 1998, on the jury verdict awarding Mycogen $174.9 million in compensatory damages. Monsanto filed motions seeking a new trial or modification of the jury verdict. On May 21, 1998, Superior Court Judge Herbert Hoffman upheld the jury verdict and the damages awarded. Monsanto has appealed the verdict.

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

  On November 14, 1996, the U.S. Patent Office notified MPSI, that an interference had been declared with MPSI's broad patent (USSN: 5,380,831) on synthetic Bt technology and two patent applications owned by Monsanto. The interference is proceeding in the Patent Office, but Mycogen's patent is the subject of litigation between Mycogen and Monsanto in Federal District Court in San Diego.

  On January 21, 1997, Mycogen filed suit against Ecogen, Inc. in Federal District Court in San Diego, California, for patent infringement of Mycogen's U.S. patents 5,188,960 and 5,126,133 relating to Cry1F Bt toxins. This technology relates to Mycogen Crop Protection's biopesticide products. On June 11, 1997, the U.S. Patent Office declared an interference between Mycogen's U.S. patent 5,188,960 and an application filed by Ecogen, Inc. Monsanto now owns the Ecogen, Inc. patent application. On March 10, 1998, Mycogen settled the patent infringement action with Ecogen, Inc. and that lawsuit has been dismissed. The interference proceeding relating to the Cry1F gene is still pending in the U.S. Patent Office.

  In May, 1998, the following seven class-action shareholder suits were filed in San Diego Superior Court alleging, among other things, breach of fiduciary duty to Mycogen's shareholders by DAS and Mycogen's board of directors: Anderson v. Mycogen, et al. (Case No. 720391); Boettcher v. Mycogen, et al. (Case No. 720530); Ellis Investments, Ltd. V. Carlton H. Eibl [sic], et al. (Case No. 720257); Harbor Finance Partners v. Mycogen, et al. (Case No. 720256); Kolb v. Mycogen, et al. (Case No. 720388); Susser v. Mycogen, et al. (Case No. 720255); and Verrone v. Mycogen, et al. (Case No. 720700).

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

     a) Exhibits
          Exhibit 27  - Financial Data Schedule

     b) Reports on Form 8-K
          None


SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Mycogen Corporation
                              -------------------
                                (Registrant)


Date: July 10, 1998           /s/ James A. Baumker
     --------------           ---------------------
                              James A. Baumker
                              Vice President and Chief Financial Officer